Form 10-K
period 1996-12-31
MILLBURN WORLD RESOURCE TRUST
filed 1997-04-02
CIK 943487

                       UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-K
     [X]  Annual Report Pursuant to Section 13 or 15(d)
           of the Securities Exchange Act of 1934
       For the Fiscal Year Ended:  December 31, 1996
                             or
  [ ]   Transition Report Pursuant to Section 13 or 15(d)
           of the Securities Exchange Act of 1934

              Commission File Number:  0-26932

             THE MILLBURN WORLD RESOURCE TRUST
   (Exact name of registrant as specified in its charter)

Delaware                                 06-6415-583
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organization)        Identification No.)

            c/o MILLBURN RIDGEFIELD CORPORATION
                     600 Steamboat Road
               Greenwich, Connecticut  06830
          (Address of principal executive offices)

Registrant's telephone number, including area code: (203) 625-7554

Securities registered pursuant      None
to Section 12(b) of the Act:

Securities registered pursuant      Units of Beneficial Interest
to Section 12(g) of the Act:               (Title of Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    [X]                                         No    [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates: the registrant is a business trust and, accordingly has no voting stock held by non-affiliates or otherwise.

            Documents Incorporated by Reference
                            None

                           PART I

Item 1. Business

     (a) General development of business

     The Millburn World Resource Trust (the "Trust") is a business trust organized June 7, 1995 pursuant to a Declara-tion of Trust and Trust Agreement (the "Trust Agreement"), under the Delaware Business Trust Act. Between July 12, 1995 and September 11, 1995 (the "Initial Offering"), units of beneficial interest in the Trust (the "Units") were pub-licly offered. The proceeds of the Initial Offering and interest thereon were held in escrow until September 13, 1995 at which time an aggregate of $15,141,664 (15,141.664
Units) was turned over to the Trust and the Trust commenced operations. Units continue to be offered on a monthly basis at Net Asset Value per unit. The offering is registered under the Securities Act of 1933, as amended. Prudential Securities Incorporated and PaineWebber Incorporated act as principal selling agents on a best efforts basis. A total of 15,141.664 Units were sold to the public during the ini-tial public offering, an additional 8,926.004 Units were subsequently sold to the public as of December 31, 1995 and an additional 30,447.301 were subsequently sold to the pub-lic as of December 31, 1996.

     The Trust engages in speculative trading in the futures, options and forward markets.

     Millburn Ridgefield Corporation (the "Managing Owner"), a Delaware corporation, is the managing owner and the commo-dity trading advisor for the Trust. The Managing Owner invested $400 in the Trust as an initial capital contribu-tion to the Trust and $155,005 in the Trust at the outset of trading and subsequently has contributed an additional $85,000 as of December 31, 1995 and an additional $217,000 as of December 31, 1996. After reflecting net income of $100,972, profit share of $829,793 in 1996 and deductions for redemptions of $460,840 in 1996, this investment totaled $1,417,312, as of December 31, 1996.

     (b) Financial information about industry segments

     The Partnership's business constitutes only one seg-ment, i.e., a speculative commodity pool. The Partnership does not engage in sales of goods and services.

     (c) Narrative description of business

     The Trust engages in the speculative trading of futures, options on futures and forward contracts. The
Trust's sole trading advisor is the Managing Owner.  The
Managing Owner trades the Trust's assets in the agricul-tural, metals, energy, interest rate and stock indices futures and futures options markets and in the currency markets, trading primarily forward contracts in the inter-bank market.

     Pursuant to the Trust Agreement, the Managing Owner receives a flat-rate monthly brokerage fee equal to 0.75 of 1% of the month-end Net Assets (a 9.0% annual rate). The Managing Owner retains the right to charge less than the annual brokerage rate of 9% to those subscribers who either invest $1,000,000 or more in the Units or subscribe without incurring the selling commission paid by the Managing Owner. The Managing Owner also receives a profit share equal to 17.5% of any new trading profit as defined, determined as of the end of each calendar quarter. The quarterly profit share is calculated net of brokerage fees and administrative expenses and excluding interest income.

     Prudential Securities Incorporated and PaineWebber
Incorporated (the "Brokers") act as the primary futures brokers for the Trust. The Trust executes currency forward trades with Prudential Securities Incorporated. The Trust pays "bid asked" spreads on its forward trades, as such spreads are incorporated into the pricing of forward con-tracts. The Managing Owner monitors the Trust's trades to ensure that the prices it receives are competitive.

     The Trust's organizational and initial offering costs, $600,000, were advanced by the Managing Owner, for which it is being reimbursed by the Trust in 24 equal monthly installments. The Trust will pay any extraordinary expenses which it may incur.

     The Trust is open-ended and offers Units on a continu-ing basis at net asset value as of the first day of each month. Unitholders may redeem any or all of their Units upon business 10 days' written notice to the Managing Owner at their net asset value as of the last day of any month.

Units redeemed on or prior to the end of the first and second successive six-month periods after their sale will pay a redemption charge of 4% and 3%, respectively, of the net asset value at which they are redeemed (3% and 2%, respectively, in the case of subscriptions for $1,000,000 or more). These redemption charges are paid to the Managing Owner. Requests for redemption will be honored and payment will be made, except in the event of highly unusual market disruptions, within 15 business days of the effective date of redemption.

     The Trust's assets not deposited as margin are main-tained, unless applicable foreign regulations require other-wise, only in instruments authorized by the CFTC for the investment of "customer segregated funds."

Regulation

     Under the Commodity Exchange Act, as amended (the "CEA"), commodity exchanges and futures trading are subject to regulation by the Commodity Futures Trading Commission (the "CFTC"). National Futures Association ("NFA"), a "registered futures association" under the CEA, is the only non-exchange self-regulatory organization for futures indus-try professionals. The CFTC has delegated to NFA responsi-bility for the registration of "commodity trading advisors," "commodity pool operators," "futures commission merchants," "introducing brokers" and their respective associated per-sons and "floor brokers" and "floor traders." The CEA requires commodity pool operators and commodity trading advisors, such as the Managing Owner, and commodity brokers or futures commission merchants, such as the Brokers and the Managing Owner, to be registered and to comply with various reporting and record keeping requirements. The CFTC may suspend a commodity pool operator's or trading advisor's registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situa-tions. In the event that the registration of the Managing Owner as a commodity pool operator or a commodity trading advisor were terminated or suspended, the Managing Owner would be unable to continue to manage the business of the Trust.
     Should the Managing Owner's registration be suspended, termination of the Trust might result.

     As members of NFA, the Managing Owner and the Brokers are subject to NFA standards relating to fair trade prac-tices, financial condition and customer protection. As the self-regulatory body of the futures industry, NFA promul-gates rules governing the conduct of futures industry pro-fessionals and disciplines those professionals which do not comply with such standards.

     In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short position which any person may hold or control in particular commodities. The CFTC has adopted a rule requiring all domestic commodity exchanges to submit for approval speculative position limits for all futures contracts traded on such exchanges.
     Most exchanges also limit the changes in futures contract prices that may occur during a single trading day.
Currency forward contracts are not subject to regulation by any United States Government agency.

     (i)   through (xii) - not applicable.

     (xiii)   the Trust has no employees.

     (d) Financial information about foreign and domestic operations and export sales

     The Trust does not engage in material operations in foreign countries (although it does trade in foreign currency forward contracts), nor is a material portion of its revenues derived from foreign customers.

Item 2. Properties

     The Trust does not own or use any physical properties in the conduct of its business. The Managing Owner or an affiliate perform all administrative services for the Trust from their offices.

Item 3. Legal Proceedings

     The Managing Owner is not aware of any pending legal proceedings to which either the Trust is a party or to which any of its assets are subject. In addition there are no pending material legal proceedings involving the Managing Owner.

Item 4. Submission of Matters to a Vote of Security Holders

     None.


                          PART II

Item 5. Market for the Registrant's Common Equity and Related
        Stockholder Matters

     (a) Market Information.

     There is no trading market for the Units, and none is likely to develop. Units may be redeemed upon business 10 days' written notice to the Managing Owner at their net asset value as of the last day of any month, subject to cer-tain early redemption charges.

     (b) Holders.

     As of December 31, 1996, there were 2,214 holders of Units.

     (c) Dividends.

     No distributions or dividends have been made on the Units, and the Managing Owner has no present intention to make any.

Item 6. Selected Financial Data

     The following is a summary of operations for the fiscal year 1996 and for the period from September 13, 1995 to December 31, 1995, and total assets of the Trust at December 31, 1996 and 1995. The Partnership commenced trading opera-tions on September 13, 1995.

                                        For the Year     For the period
                                        Ended December   September 13,
                                        31, 1995         1995 to
                                                         December 31,
                                                         1995

Revenue:
Net realized and unrealized trading         $5,143,118       $2,733,790
gain, net of brokerage commissions of
$3,998,675 and $548,790 in 1996 and
1995, respectively

Interest income                              2,115,972          303,229

                                             7,259,090        3,037,019

Foreign exchange loss                          (72,910)          (9,539)

Total income                                $7,186,180        3,027,480

Expenses:
Profit share                                   829,081          460,840
Administrative expenses                        519,753           59,492

Total expenses                              $1,348,834          520,332

Net Income                                  $5,837,346       $2,507,148

Total assets                               $58,916,566       27,177,664

Total limited partners' capital            $54,723,006       25,201,890

Net asset value per Unit                    $ 1,150.14         1,050.69

Redemption value per Unit                   $ 1,154.81         1,072.34

Increase in net asset value per Unit            $99.45           $50.69

Increase in redemption value per Unit           $82.47           $72.34



Item 7. Management's Discussion and Analysis of Financial Con-dition and Results of Operations

     Reference is made to "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data." The information contained therein is essential to, and should be read in conjunction with, the following analysis.

     Capital Resources

     Units are offered for sale as of the beginning, and may be redeemed as of the end, of each month.

     The amount of capital raised for the Trust should not have a significant impact on its operations, as the Trust has no significant capital expenditure or working capital requirements other than for monies to pay trading losses, brokerage commissions and charges. Within broad ranges of capitalization, the Managing Owner's trading positions should increase or decrease in approximate proportion to the size of the Trust.

     The Trust raises additional capital only through the sale of Units and trading profits (if any) and does not engage in borrowing.

     The Trust trades futures, options and forward contracts on interest rates, commodities, currencies, metals, energy and stock indices. Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk). Market risk is generally to be measured by the face amount of the futures positions acquired and the volatility of the markets traded. The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions, because exchanges typically (but not universally) provide clearing-house arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In over-the-counter transac-tions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Mar-gins which may be subject to loss in the event of a default, are generally required in exchange trading, and counterpar-ties may require margin in the over-the-counter markets.

     The Managing Owner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures pri-marily focus on (1) limiting trading to markets which the Managing Owner believes are sufficiently liquid in respect of the amount of trading contemplated; (2) diversifying positions among various markets; (3) limiting the assets committed as margin, generally within a range of 15% to 30% of an account's Net Assets at exchange minimum margins, (including imputed margins on forward positions) although the amount committed to margin at any time may be substan-tially higher; (4) prohibiting pyramiding (that is, using unrealized profits in a particular market as margin for additional positions in the same market); and (5) changing the equity utilized for trading by an account solely on a controlled periodic basis rather than as an automatic conse-quence of an increase in equity resulting from trading pro-fits.

     The Trust controls credit risk by dealing exclusively with large, well capitalized financial institutions as brokers and counterparties.

     Due to the nature of the Trust's business, substan-tially all its assets are represented by cash, United States government obligations and short-term foreign sovereign debt obligations, while the Trust maintains its market exposure through open futures and forward contract positions.

     Liquidity

     The Trust's assets are generally held as cash or cash equivalents which are used to margin the Trust's futures positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limita-tions on liquidity, due, for example, to daily price fluc-tuation limits, which are inherent in the Trust's futures and forward trading, the Trust's assets are highly liquid and are expected to remain so. During its operations through December 31, 1996, the Trust experienced no meaning-ful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

     Results of Operations

     Performance Summary

     The Trust's success depends on the Managing Owner's ability to recognize and capitalize on trends and other pro-fit opportunities in different sectors of the world economy. The Managing Owner's trading methods are confidential, so that substantially the only information that can be fur-nished regarding the Trust's results of operations is its performance record, as set forth above. Unlike most operat-ing businesses, general economic or seasonal conditions have no direct effect on the profit potential of the Trust, while, at the same time, its past performance is not neces-sarily indicative of future results. Because of the specu-lative nature of its trading, operational or economic trends have little relevance to the Trust's results. The Managing Owner believes, however, that there are certain market con-ditions - for example, markets with strong price trends - in which the Trust has a better opportunity of being profitable than in others.

1996

     During 1996, the Trust's average month-end Net Assets equaled approximately $45,000,000, and it achieved gross trading gains of $9,141,793 or 20.40% of average month-end Net Assets. Brokerage Fees of $3,998,675 or 8.92% of aver-age month-end Net Assets and Profit Shares of $829,081 or 1.85% of average month-end Net Assets were paid or accrued. Interest income (at an average rate on invested assets of approximately 5.0% per annum) of $2,115,972 or 4.72% of average month-end Net Assets, resulted in net income (after deduction for administrative expenses, but without reduction for organizational and initial offering cost reimbursement payments) of $5,837,346 or 13.03% of average month-end Net Assets, and a 7.69% increase in the Net Asset Value per Unit (for redemption purposes).

     January 1996 began with major gains continuing in the energy sector, but the upward price trends in these markets reversed sharply later in the month and resulted in a small loss. February saw the Trust incur its worst monthly draw-down as all six sectors traded by World Resource Portfolio sustained losses an unusual result. In the next two months, the Trust managed comparatively minor gains and then in May a loss of (7.88)% was sustained, as all sectors except energy were unprofitable. In June, a soaring energy market produced gains which almost offset May's losses. In July, the Trust incurred slight losses as energy trading was unprofitable. The following five months, August through December, produced profits in each month as major trends occurred in the interest rate and currency markets.

1995

     From the commencement of trading on September 13, 1995 through December 31, 1995, the Trust's average month-end Net Assets equaled approximately $19,613,000, and it recognized gross trading gains of $3,282,580 or 16.74% of average month-end Net Assets. Brokerage Fees of $548,790 or 2.80% of average month-end Net Assets and Profit Shares of $460,840 or 2.35% of average month- end Net Assets were paid or accrued. Interest income (at an average rate on invested assets of approximately 5.1% per annum) of $303,229 or 1.55% of average month-end Net Assets, resulted in net income (after deduction for administrative expenses, but without reduction for organizational and initial offering cost reim-bursement payments) of $2,507,148 or 12.78% of average month-end Net Assets, and a 7.23% increase in the Net Asset Value per Unit (for redemption purposes).

     The Trust began operations in mid-September 1995 and quickly incurred significant losses as it became fully invested in the markets just as sustained trends in two of its six portfolio sectors currencies and energy reversed. Losses continued in October with a small gain in November during generally trendless markets, causing a cumu-lative loss in the first two and one-half months of trading of approximately (7.5)%. In December 1995, however, the Trust was able to achieve major profits in the energy sector as a combination of cold weather, depleted inventories and pipeline capacity constraints resulted in soaring natural gas prices. Also profitable were stock index, interest rate and agricultural trading. The total gain in December was 16.02%, resulting in a 1995 (3 month) Compound Rate of Return of 7.23% and a December 31, 1995 Net Asset Value per Unit of $1,072.34.

     Inflation may be a significant factor in the Partnership's profitability in light of the Trust's trading in energy, agricultural and metals markets. However, infla-tionary cycles can give rise to types of price movements which can either have a favorable or an adverse impact on the Trust's profitability.

Item 8. Financial Statements and Supplementary Data

     Financial statements required by this item are included as Exhibit 13.01 to this report.

     The supplementary financial information specified by
Item 302 of Regulation S- K is not applicable.

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

     There were no changes in or disagreements with accoun-tants on accounting and financial disclosure.


                        PART III

Item 10. Directors and Executive Officers of the Registrant

     (a,b) Identification of Directors and Executive Officers

     The Trust has no directors or executive officers.  The
Trust is controlled and managed by the Managing Owner under a delegation of authority by the Trust's Trustee, Wilmington
Trust Company.

     Millburn Ridgefield Corporation, the Managing Owner, is a Delaware corporation organized in May 1982 to manage dis-cretionary accounts in futures and forward markets. It is the corporate successor to a futures trading and advisory organization which has been continuously managing assets in the currency and futures markets using quantitative, sys-tematic techniques since 1971.

     The principals and senior officers of Millburn Ridge-field Corporation as of December 31, 1996 are as follows:

     Harvey Beker, age 43.   Mr. Beker is President, Co-
Chief Executive Officer and a Director of Millburn Ridge-field and The Millburn Corporation, and a partner of ShareInVest Research L.P. He received a Bachelor of Arts degree in economics from New York University in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at Clayton Brokerage Co. of St. Louis. Mr. Beker has been employed by The Millburn Cor-poration since June 1978. During his tenure at Millburn, he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in 1982.

     George E. Crapple, age 52.   Mr. Crapple is Co-Chief
Executive Officer, Vice- Chairman and a Director of Millburn Ridgefield, Vice-Chairman and a Director of The Millburn Corporation and a partner of ShareInVest Research L.P. In 1966 he graduated with honors from the University of Wiscon-sin where his field of concentration was economics and he was elected to Phi Beta Kappa. In 1969 he graduated from Harvard Law School, magna cum laude, where he was a member of the Harvard Law Review. He was a lawyer with Sidley & Austin, Chicago, Illinois, from 1969 until April 1, 1983, as a partner since 1975, specializing in commodities, securi-ties, corporate and tax law. He was first associated with Millburn Ridgefield in 1976 and joined Millburn Ridgefield Corporation on April 1, 1983 on a full-time basis. Mr. Crapple is a member of the Board of Directors and a former Chairman of the Eastern Regional Business Conduct Committee and a former member of the Nominating Committee of the NFA, a member of the Board of Directors and Executive Committee of the Managed Futures Association, a member of the Finan-cial Products Advisory Committee of the CFTC and a former member of the Board of Directors of the Futures Industry Association.

     Mark B. Fitzsimmons, age 49.   Mr. Fitzsimmons is a
Senior Vice-President of Millburn Ridgefield and The Millburn Corporation and a partner of ShareInVest Research L.P. His responsibilities include both marketing and investment strategy. He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. He joined Millburn Ridgefield in January 1990 from Morgan Stanley & Co. Incorporated where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm. From 1977 to 1987 he was with Chemical Bank New York Corporation, first as a Senior Economist in Chemical's

Foreign Exchange Advisory Service and later as a Vice-President and Manager of Chemical's Corporate Trading Group. While at Chemical he also traded both foreign exchange and fixed income products. From 1973 to 1977 Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, divid-ing his time between the International Research Department and the Foreign Exchange Department.

     Barry Goodman, age 39.   Mr. Goodman is Senior Vice-
President, Director of Trading and Co-Director of Research of Millburn Ridgefield and The Millburn Corporation and a partner of ShareInVest Research L.P. His responsibilities include overseeing the firm's trading operation and managing its trading relationships, as well as the design and imple-mentation of trading systems. He graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics. From 1980 through late 1982 he was a commodity trader for E. F. Hutton & Co., Inc. At Hutton he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. He joined Millburn Ridgefield in 1982 as Assistant Director of Trading.

     Dennis B. Newton, age 45. Mr. Newton is a Senior Vice-President of Millburn Ridgefield. His primary respon-sibilities are in administration and marketing. Prior to joining Millburn Ridgefield in September 1991, Mr. Newton was President of Phoenix Asset Management, Inc., a registered commodity pool operator from April 1990 to August 1991. Prior to his employment with Phoenix, Mr. Newton was a Director of Managed Futures with Prudential-Bache Securi-ties Inc. from September 1987 to March 1990. Mr. Newton joined Prudential-Bache from Heinold Asset Management, Inc. where he was a member of the senior management team.
Heinold was a pioneer and one of the largest sponsors of funds utilizing futures and currency forward trading.

     Grant N. Smith, age 45. Mr. Smith is Senior Vice-President and Co-Director of Research of Millburn Ridgefield and The Millburn Corporation and a partner of ShareInVest Research L.P. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology in 1974 and an M.S. degree from M.I.T. in 1975. While at M.I.T. he held several teaching and research positions in the computer sci-ence field and participated in various projects relating to database management. He joined Millburn Ridgefield in 1975.

     Malcolm H. Wiener, age 61. Mr. Wiener is the founder and non-executive Chairman of Millburn Ridgefield, The Millburn Corporation and ShareInVest Research L.P., serves as an adviser to these entities and is a major investor in funds managed by Millburn Ridgefield and ShareInVest Research L.P. He does not, however, have investment or operational authority or responsibility for any of these entities or supervisory authority over their officers or employees. Mr. Wiener is also a Director of Millburn Ridge-field and The Millburn Corporation. Mr. Wiener graduated magna cum laude from Harvard College in 1957, where his field of concentration was Economics and he was elected to Phi Beta Kappa. From 1957 to 1960 he served as an officer in the United States Navy. Mr. Wiener graduated from the Harvard Law School in 1963 and practiced law in New York City specializing in corporate law and financial transac-tions until 1973. Mr. Wiener began research on and the trading of futures contracts pursuant to systematic trading methods and money management principles in 1971 and the management on a full time basis of private funds in this area in 1973. He is the author of numerous papers on the history of trade and is a member of the Council on Foreign Relations. He serves on the boards or visiting committees of various non-profit institutions including the Kennedy School of Government and the Wiener Center for Social Policy at Harvard University, the Harvard Art Museums, the Metro-politan Museum in New York, the Museum of Fine Arts in Bos-ton, the American School of Classical Studies in Athens and the Council on Economic Priorities in New York.

     (c) Identification of Certain Significant Employees

     None.

     (d) Family Relationships:

     None.

     (e) Business Experience:

     See Item 10 (a,b) above.

     (f) Involvement in Certain Legal Proceedings:

     None.

     (g) Promoters and Control Persons:

     The Managing Owner is the sole promoter and control person of the Trust.

Item 11. Executive Compensation

     The Trust has no directors or officers. None of the directors or officers of the Managing Owner receive "other compensation" from the Trust. The Managing Owner makes all trading decisions on behalf of the Trust. The Managing
Owner receives monthly brokerage commissions of 0.75 of 1% of the Net Assets (which is reduced to 0.58 of 1% of Net
Assets for Unitholders who invest more than $1 million in the Trust) and a quarterly profit share of 17.5% of any new trading profit as defined.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management

     (a) Security Ownership of Certain Beneficial Owners

     The Trust knows of no person who owns beneficially more than 5% of the Units. All of the Trust's managing owner interest is held by the Managing Owner.

     (b) Security Ownership of Management

     Under the terms of the Trust Agreement, the Trust's affairs are managed by the Managing Owner, which has discre-tionary authority over the Trust's trading. The Managing Owner's managing owner interest was valued at $1,417,312 as of December 31, 1996, 2.52% of the Partnership's total equity, the equivalent of 1,232.30 Units.

     (c) Changes in Control:

     None.

Item 13. Certain Relationships and Related Transactions

     See "Item 11. Executive Compensation" and "Item 12. Security Ownership of Certain Beneficial Owners and Manage-ment." The Trust allocated to the Managing Owner $3,998,675 in brokerage fees and $829,081 in profit share for the year ended December 31, 1996. The Managing Owners' managing owner interest showed an allocation of gain of $100,972 for the year ended December 31, 1996. The Trust is prohibited from making any loans.

                         PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K

     (a)(1) Financial Statements

     The following financial statements are included with the 1996 Report of Independent Accountants, a copy of which is filed hereto as Exhibit 13.01.
                                                        Page

Report of Independent Accountants                        F-1
Statements of Financial Condition                        F-2
December 31, 1996 and 1995
Statements of Operations for the year ended              F-3
December 31, 1996 and for the period from
September 13, 1995 (commencement of trading
operations) to December 31, 1995
Statements of Changes in Trust Capital for               F-4
the period from June 7, 1995 (date Trust was
organized) to December 31, 1995 and from
January 1, 1996 to December 31, 1996
Notes to Financial Statements                            F-6

     (a)(2) Financial Statement Schedules

     All Schedules are omitted for the reason that they are not required or are not applicable because equivalent infor-mation has been included in the financial statements or the notes thereto.

     (a)(3) Exhibits as required by Item 601 of Regulation S-K

     The following exhibits are included herewith.

Designation   Description
13.01         1996 Report of Independent Accountants
27.01         Financial Data Schedule
3.02          Certificate of Trust of the Trust.
10.01         Form of Subscription Agreement and Power of Attorney.
10.02         Selling Agreement among the Trust, the Managing Owner and the
              Principal Selling Agents (includes a form of Additional
              Selling Agent and Correspondent Selling Agent Agreement).
10.03(a)      Customer Agreement among the Trust, the Managing Owner and a Principal Selling Agent in its capacity as a futures commission merchant.
10.03(b)      Customer Agreement among the Trust, the Managing Owner and a Principal Selling Agent in its capacity as a futures commission merchant.
10.04         Escrow Agreement between the Trust and Chemical Bank, N.A.
3.01          Amended and Restated Declaration of Trust and Trust Agreement

     (b) Reports on Form 8-K

     No report on Form 8-K was filed by the Partnership during the quarter ended December 31, 1996.

                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized, in the City of New York and State of New York on the 27th day of March, 1997.
   THE MILLBURN WORLD RESOURCE TRUST

   By:  Millburn Ridgefield Corporation,
        Managing Owner

   By /s/ Harvey Beker
          Harvey Beker
          President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing Owner of the Registrant in the capacities and on the date indi-cated.

   Signature               Title with General Partner         Date


   Malcolm H. Wiener       Chairman and Director              March __, 1997

   /s/ Harvey Beker        President, Co-Chief                March 27, 1997
   Harvey Beker            Executive Officer and
                           Director (Principal Financial
                           and Accounting Officer

   /s/ George E. Crapple   Vice-Chairman, Co-Chief            March 27, 1997
   George E. Crapple       Executive Officer and
                           Director (Principal Executive
                           Officer)

(Being the principal executive officer, the principal financial and accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

   Millburn Ridgefield Corporation         Managing Owner     March 27, 1997
                                           of Registrant


   By /s/ Harvey Beker
          Harvey Beker
          President

                         Exhibit 13.01
               REPORT OF INDEPENDENT ACCOUNTANTS

   To the Unitholders of The Millburn World Resource Trust:

        We have audited the accompanying statements of financial condition of THE MILLBURN WORLD RESOURCE TRUST as of December 31, 1996 and 1995, the related statements of operations for the year ended December 31, 1996 and the period from September 13, 1995 (commencement of trad-ing operations) to December 31, 1995, and the statements of changes in Trust capital for the year ended December 31, 1996 and the period from June 7, 1995 (date Trust was organized) to December 31, 1995. These financial state-ments are the responsibility of management of the Manag-ing Owner. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and dis-closures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Millburn World Resource Trust as of December 31, 1996 and 1995 and the results of its operations for the year ended December 31, 1996 and the period from June 7, 1995 to December 31, 1995, in confor-mity with generally accepted accounting principles.



                                 COOPERS & LYBRAND L.L.P.


   New York, New York
   January 30, 1997

   THE MILLBURN WORLD RESOURCE TRUST
   STATEMENTS OF FINANCIAL CONDITION
   As of December 31, 1996 and 1995

                                  ASSETS:

                                      December 31, 1996   December 31, 1995
Equity in trading accounts:
Investments in U.S. Treasury bills       $30,256,310         $14,165,755
at value (amortized cost $30,256,310
at December 31, 1996 and $14,165,755
at December 31, 1995) (Note 3)
Investments in foreign government             -                  289,952
obligations at value (amortized cost
$289,952, December 31, 1995) (Note 3)
Options owned, at market value (cost         922,536             289,511
$685,996 at December 31, 1996 and
$176,684 at December 31, 1995)
Unrealized appreciation on open contracts  3,779,038           3,109,435
Cash                                       5,855,321           1,790,700
                                      _________________   _________________
                                          40,813,205          19,645,353

Money market fund                          2,447,271           4,090,183
Investment in U.S. Treasury bills at      15,656,090           3,442,128
value (amortized cost $15,656,090 at
December 31, 1996 and $3,442,128 at
December 31, 1995) (Note 3)
                                      _________________   _________________
Total assets                             $58,916,566         $27,177,664

                      LIABILITIES AND TRUST CAPITAL:

Unrealized depreciation on open            $ 573,797           $ 393,395
currency contracts
Due to broker for U.S. Treasury              293,705
bills purchased
Due to Managing Owner (Note 4)               252,264             554,791
Accounts payable and accrued expenses         52,344              59,305
Redemptions payable to Unitholders,        1,260,914              67,488
net (Note 10)
Accrued Brokerage Fees (Note 5)              343,224             170,408

Total liabilities                          2,776,248           1,245,387

Trust capital (Notes 5, 10 and 11):
Managing Owner interest                    1,417,312             730,387

Unitholders (47,579.531 and 23,986.087    54,723,006          25,201,890
Units of Beneficial Interest outstand-
ing in 1996 and 1995, respectively)

Total Trust capital                       56,140,318          25,932,277

Total liabilities and Trust capital      $58,916,566         $27,177,664

   See accompanying notes to financial statements.

   THE MILLBURN WORLD RESOURCE TRUST
   STATEMENTS OF OPERATIONS

   For the year ended December 31, 1996 and the period from
   September 13, 1995 (Commencement of trading operations)
   to December 31, 1995
                                         For the Year    For the Period
                                         ended           from September 1,
                                         December 31,    1995 (commencement
                                         1996            of trading opera-
                                                         tions) to December
							 31, 1995
   Income (Note 3):
   Net gains on trading of futures,
   forward and option contracts:
   Realized gains (losses)
   Futures and forwards                 $ 7,778,511       $ 551,797
   Options                                  750,368         (98,084)
   Change in unrealized appreciation:
   Futures and forwards                     489,201       2,716,040
   Options                                  123,713         112,827
                                        ______________   ______________
                                          9,141,793       3,282,580

   Less, Brokerage Fees (Note 5)          3,998,675         548,790

   Net realized and unrealized gains      5,143,118       2,733,790
   (losses) on trading of futures,
   forward and option contracts

   Interest income                        2,115,972         303,229
   Foreign exchange loss                    (72,910)         (9,539)

   Total income                           7,186,180       3,027,480

   Expenses (Note 3):
   Profit Share (Note 5)                    829,081         460,840
   Administrative expenses                  519,753          59,492

   Total expenses                         1,348,834         520,332

   Net income                            $5,837,346      $2,507,148

   Net income per Unit of Beneficial        $ 99.45         $ 75.75
   Interest (Note 11)


   See accompanying notes to financial statements.

   THE MILLBURN WORLD RESOURCE TRUST
   STATEMENTS OF CHANGES IN TRUST CAPITAL

   For the Periods from June 7, 1995 (date Trust was organ-ized) to December 31, 1995 and from January 1, 1996 to
   December 31, 1996

                       Unitholders    New Profits    Managing         Total
                                      Memo Account   Owner

 Initial capital          $ 1,600        $             $ 400        $ 2,000
 contributions

 Proceeds from         15,141,664                    155,005     15,296,669
 initial offering
 of 15,141.664 Units
 of Beneficial Inter-
 est and Managing
 Owner contribution

 Initial capital           (1,600)
 contribution
 withdrawn

 Opening Trust         15,141,664                    155,405     15,297,069
 capital for
 operations

 Proceeds from sale     8,267,366                     85,000      8,352,366
 of 8,926.044 Units
 of Beneficial Inter-
 est and Managing
 Owner contributions

 Organizational and      (593,674)                    (6,326)      (600,000)
 initial offering
 costs

 Net income             2,471,680                     35,468      2,507,148

 Redemptions (81.621      (85,146)                                  (85,146)
 Units of Beneficial
 Interest)

 Managing Owner's                    $ 460,840                      460,840
 Profit Share

 Transfer from New                    (460,840)      460,840
 Profits Memo Account
 to Managing Owner

 Trust capital at      25,201,890                    730,387     25,932,277
 December 31, 1995

 Proceeds from sale    31,099,099                    217,000     31,316,099
 of 30,447.310 Units
 of Beneficial
 Interest

 Net income             5,735,662          712       100,972      5,837,346

 Redemptions           (7,313,645)                  (460,840)    (7,774,485)
 (6,951.474 Units
 of Beneficial
 Interest)

 Limited Partnership
 Units (97.608)
 allocated

 Managing Owner's                      829,081                      829,081
 Profit Share

 Transfer from New                    (829,793)      829,793
 Profits Memo Account
 to Managing Owner

                      ____________   __________   ___________   ____________
 Trust capital at     $54,723,006                 $1,417,312    $56,140,318
 December 31, 1996

   See accompanying notes to financial statements.

   THE MILLBURN WORLD RESOURCE TRUST
   NOTES TO FINANCIAL STATEMENTS


   1.   Organization

        The Millburn World Resource Trust (the "Trust") was organized on June 7, 1995 under the Delaware Business Trust Act. At such time, the only capital contributed to the Trust was the original capital contribution of $400 by Millburn Ridgefield Corporation (the "Managing Owner") and $1,600 by the initial Unitholder. The Managing Owner has agreed to make additional capital contributions as Managing Owner, subject to certain possible exceptions, in order to maintain its capital account at not less than 1% of the total capital accounts of the Trust. The Managing Owner and the holders of the Units of Beneficial Interest ("Units") issued by the Trust will share in any profits and losses of the Trust in proportion to the per-centage interest owned by each, before brokerage commis-sions and profit share allocations.

   The proceeds from the initial offering of Units were turned over to the Trust on September 13, 1995, and the Trust commenced trading operations. The Trust is engaged in speculative trading in the futures, options and for-ward markets.

   2.   The Offering of the Units

        The Trust offered Units to the public initially at the price of $1,000 per Unit, and, after the initial sale of the Units, at the Net Asset Value per Unit (as defined in the Declaration of Trust and Trust Agreement) as of the first business day of each calendar month. Selling commissions are paid by the Managing Owner. These sel-ling commissions will equal 5% (3% in the case of Unit-holders who invest $1,000,000 or more) of the subscrip-tion price (Net Asset Value) per Unit after trading begins.

   The proceeds from the subscriptions for Units are held in escrow and invested in interest-bearing obligations. Subscribers are credited, when the Units are issued, with additional Units in an amount corresponding to the interest earned on their subscriptions while held in escrow. If a subscription is rejected, the subscription funds plus all interest earned thereon while held in escrow are promptly returned to the investor.



                           Continued
                              F-6

   THE MILLBURN WORLD RESOURCE TRUST
   NOTES TO FINANCIAL STATEMENTS (continued)

   3.   Accounting Policies

        a.  Investment

        Open options, futures and forward contracts are valued at market value. Realized gain (loss) and changes in unrealized appreciation (depreciation) on futures, forward and option contracts are recognized in the periods in which the contracts are closed or the changes occur, and are included in net gains (losses) on trading of futures, forward and option contracts.

   Investments in U.S. and foreign government obligations are valued at cost plus amortized discount which approxi-mates market. Amortization of discount is reflected as interest income.

        b.  Foreign Currency Translation

        Assets and liabilities denominated in foreign currencies are translated at quoted prices of such currencies. Purchases and sales of investments are translated at the exchange rate prevailing when such transactions occurred.

        c.  Income Taxes

        Income taxes have not been provided, as each Unit-holder is individually liable for the taxes, if any, on his share of the Trust's income and expenses.

        d.  Estimates

        The preparation of financial statements in confor-mity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts.

   4.   Organizational and Initial Offering Costs

        Organizational and initial offering costs (exclusive of selling commissions), estimated at $600,000, were advanced by the Managing Owner and are being reimbursed by the Trust in 24 equal monthly installments, provided that the monthly installments received during any fiscal year shall not in the aggregate exceed 0.167 of 1% (a 2% annual rate) of the month-end Net Asset Value of the Trust as of each of the months elapsed during such fiscal

                           Continued
                              F-7

   THE MILLBURN WORLD RESOURCE TRUST
   NOTES TO FINANCIAL STATEMENTS (continued)

   year including the month of determination. The 24-month period shall be extended as necessary to complete the reimbursement. The total costs were deducted from Trust capital upon commencement of trading, and reduce the redemption value per Unit to the extent that the reim-bursement payments have been made to the Managing Owner. The Managing Owner also pays, from its own funds, selling commissions on all sales of Units.

   5.   Trust Agreement

        The Trust Agreement provides that the Managing Owner shall control, conduct and manage the business of the Trust, and may make all trading decisions.

        The Trust pays brokerage fees to the Managing Owner at the annual rate of 9.0% of the Trust's average month-end Net Assets of Unitholders' interests (prior to reduc-tion for accrued brokerage fees or Profit Share). The Managing Owner retains the right to charge less than the annual brokerage rate of 9% to those subscribers who either invest $1,000,000 or more in the Units or sub-scribe without incurring the selling commission paid by the Managing Owner. The Managing Owner, not the Trust, will pay all routine costs of executing and clearing the Trust's futures and options trades, including brokerage commissions payable to the clearing brokers.

        Profit Share equal to 17.5% of any New Trading Pro-fits (as defined) in excess of the highest cumulative level of Trading Profit as of any previous calendar quarter-end is added to the New Profits Memo Account. A transfer from such account to the Managing Owner's capi-tal account is made to the extent taxable capital gains are allocated to the Managing Owner.

        The Trust pays its legal, accounting, auditing, printing, postage and similar administrative expenses
   (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Prospectus), as well as extraordinary costs.

   6.   Trading Activities

        All of the derivatives owned by the Trust, including options, futures and forwards, are held for trading pur-poses. The results of the Trust's trading activity are shown in the statement of operations. The fair value of

                           Continued
                              F-8

   THE MILLBURN WORLD RESOURCE TRUST
   NOTES TO FINANCIAL STATEMENTS (continued)

   the derivative financial instruments, at December 31, 1996 and 1995, respectively, was $3,441,781 and $2,828,867 and the average fair value during the periods then ended (calculated on a monthly basis), approximated
   $3,351,056 and $416,835.

        The Trust conducts its trading activities with vari-ous brokers acting either as a broker or counterparty to various transactions. At December 31, 1996 and 1995, respectively, the cash and treasury bills, aggregating $36,111,631, and $15,956,455, included in the Trust's equity trading accounts are held by such brokers in segregated accounts as required by Commodity Futures Trading Commission regulations.

   7.   Derivative Instruments

        The Trust is party to derivative instruments in the normal course of its business. These financial instru-ments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at speci-fied future dates. These instruments may be traded on an exchange or over-the- counter. Exchange traded instru-ments are standardized and include futures and certain options. Each of these instruments is subject to various risks similar to those related to the underlying finan-cial instruments including market and credit risk.

        Market risk is the potential change in the value of the instruments traded by the Trust due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatil-ity and liquidity in the markets in which the related underlying assets are traded.

        Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk is normally reduced to the extent that an exchange or clearing organ-ization acts as a counterparty to futures or options transactions, since typically the collective credit of the members of the exchange is pledged to support the financial integrity of the exchange. In the case of over-the-counter transactions, the Trust must rely solely

                           Continued
                              F-9

   THE MILLBURN WORLD RESOURCE TRUST
   NOTES TO FINANCIAL STATEMENTS (continued)

   on the credit of the individual counterparties. The Trust's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition, not to the contract or notional amounts of the instruments.

   8.   Open Derivative Instruments (Contracts)
        at December 31, 1996 and 1995

                               December 31, 1996             December 31, 1995
                            Notional or Contractual       Notional or Contractual
                             Amount of Commitments         Amount of Commitment
                           to Purchase      to Sell      to Purchase      to Sell
  Financial instruments   $255,988,000   $ 17,461,000   $ 44,221,000   $ 44,256,000
  Stock indices             12,346,000     17,737,000     12,001,000
  Currencies*               69,560,000     90,704,000     29,393,000     46,955,000
  Energy                    13,082,000                    17,467,000
  Agricultural              20,597,000     18,231,000      6,880,000     10,566,000
  Metals                     7,935,000     34,480,000                    17,980,000

                          ____________   ____________   ____________   ____________
                          $376,508,000   $178,613,000   $109,962,000   $119,757,000

   * Currencies include offsetting commitments to purchase and sell the same currency on the same date in the future. These commitments are economically offsetting but are not, as a technical matter, offset in the forward market until the settlement date.


   The notional or contractual amounts of these derivative instruments, while not recorded in the financial state-ments, reflect the extent of the Trust's involvement in these instruments. All of these instruments mature within 90 days of the balance sheet date.



                           Continued
                             F-10

   THE MILLBURN WORLD RESOURCE TRUST
   NOTES TO FINANCIAL STATEMENTS (continued)



                           Notional or Contractual      Unrealized Gain (Loss)
                            Amount of Commitments
                           to Purchase      to Sell        Gross          Net
   December 31, 1996
   Exchange traded        $306,948,000   $ 87,909,000   $4,451,695   $2,820,134
   Non-exchange traded      69,560,000     90,704,000      876,180      621,647
                          ____________   ____________   __________   ____________
                          $376,508,000   $178,613,000   $5,327,875   $3,441,781**

   ** Includes net unrealized gains on exchange traded options of $236,540.

                          Notional or Contractual     Unrealized Gain (Loss)
                           Amount of Commitments
                       to Purchase      to Sell        Gross           Net
 December 31, 1995
 Exchange traded       $ 80,569,000   $ 72,802,000   $3,180,313   $2,954,930
 Non-exchange traded     29,393,000     46,955,000      267,332     (126,063)
                       ____________   ____________   __________   _____________
                       $109,962,000   $119,757,000   $3,447,645   $2,828,867***

   *** Includes net unrealized gains on exchange traded options of $112,827.

   9.   Termination

        The Trust will terminate on December 31, 2025 or at an earlier date if certain conditions occur as defined in the Declaration of Trust and Trust Agreement.

   10.  Redemptions

        Units may be redeemed, at the option of any Unit-holder, at Net Asset Value (as defined) as of the close of business on the last business day of any calendar month on ten business days' written notice to the Manag-ing Owner. Persons who redeem Units at or prior to the end of the first and second successive six-month periods

                           Continued
                             F-11

   THE MILLBURN WORLD RESOURCE TRUST
   NOTES TO FINANCIAL STATEMENTS (continued)

   after such Units are sold will be assessed redemption charges of 4% and 3%, respectively (3% and 2%, respec-tively, in the case of subscriptions of $1,000,000 or more), of their redeemed Units' Net Asset Value as of the date of redemption. All redemption charges are paid to the Managing Owner.

   11.  Net Asset Value per Unit

        Changes in net asset value per Unit during the year-ended December 31, 1996 and the period from Sep-tember 13, 1995 to December 31, 1995 were as follows:



                                     Year Ended     Period Ended
                                     December 31,   December 31,
                                     1996           1995
   Net realized and unrealized         $ 87.62        $ 83.52
   gains on futures, forwards and
   options
   Interest income                        36.05          14.46
   Foreign exchange loss                  (1.24)         (0.38)
   Profit Share expense                  (14.12)        (19.16)
   Administrative expenses                (8.86)         (2.69)

                                     ____________   ____________
   Net income per unit                    99.45          75.75

   Organization and offering costs         0.00         (25.06)
                                     ____________   ____________
   Increase for the period                99.45          50.69

   Net asset value per Unit,           1,050.69       1,000.00
   beginning of period

   Net asset value per Unit, end      $1,150.14      $1,050.69
   of period

   Redemption value per Unit          $1,154.81      $1,072.34
   (before redemption charge)

                         Exhibit 27.01


                    FINANCIAL DATA SCHEDULE
               THE MILLBURN WORLD RESOURCE TRUST
              JANUARY 1, 1996 - DECEMBER 31, 1996


   THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION
   EXTRACTED FROM STATEMENTS OF FINANCIAL CONDITION, STATE-
   MENTS OF OPERATIONS AND STATEMENTS OF CHANGES IN TRUST
   CAPITAL AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO
   SUCH FINANCIAL STATEMENTS.




   Item Description                                            Dollar Amount

   _________________________________________________________   _____________
   Cash and cash items                                             8,302,592
   Marketable securities                                          45,912,400
   Notes and accounts receivable-trade                                     0
   Allowances for doubtful accounts                                        0
   Inventory                                                               0
   Total current assets                                           58,916,566
   Property, plant and equipment                                           0
   Accumulated depreciation                                                0
   Total assets                                                   58,916,566
   Total current liabilities                                       2,776,248
   Bonds, mortgages and similar debt                                       0
   Preferred stock -- mandatory redemption                                 0
   Preferred stock -- no mandatory redemption                              0
   Common stock                                                            0
   Other stockholders' equity                                     56,140,318
   Total liabilities and stockholders' equity                     58,916,566
   Net sales of tangible products                                          0
   Total revenues                                                 11,184,855
   Cost of tangible goods sold                                             0
   Total costs and expenses applicable to sales and revenues       4,071,585
   Other costs and expenses                                        1,348,834
   Provision for doubtful accounts and notes                               0
   Interest and amortization of debt discount                              0
   Income before taxes and other items                             5,837,346
   Income tax expense                                                      0
   Income/loss continuing operations                                       0
   Discontinued operations                                                 0
   Extraordinary items                                                     0
   Cumulative effect - changes in accounting principles                    0
   Net income or loss                                              5,837,346
   Earnings per share - primary                                        99.45
   Earnings per share - fully diluted                                  99.45

                             FDS-1