Form 10-Q
period 1997-03-31
MILLBURN WORLD RESOURCE TRUST
filed 1997-05-15
CIK 943487

                       UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-Q


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the Quarterly Period Ended:  March 31, 1997
                             or
  [ ]   Transition Report Pursuant to Section 13 or 15(d)
           of the Securities Exchange Act of 1934


              Commission File Number:  0-26932

             THE MILLBURN WORLD RESOURCE TRUST
   (Exact name of registrant as specified in its charter)

       Delaware                              06-6415-583
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organization)        Identification No.)

            c/o MILLBURN RIDGEFIELD CORPORATION
                   411 West Putnam Avenue
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

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

THE MILLBURN WORLD RESOURCE TRUST

Statements of Financial Condition (UNAUDITED)

                                               31-Mar-97           31-Dec-96
Assets:                                       ------------        ------------
Investment in U.S. Treasury obligations
 - at value (amortized cost $58,753,028
 at March 31, 1997)                             58,753,028          45,912,400
Money market mutual funds                          571,617           2,447,271
Options owned, at market value (cost
 $577,972 at March 31, 1997)                       651,522             922,536
Unrealized appreciation on open contracts        3,916,846           3,779,038
Cash                                             4,463,283           5,855,320
                                              ------------        ------------
Total Assets                                  $ 68,356,296        $ 58,916,566
                                              ============        ============


Liabilities & Partners' Capital:
   Unrealized depreciation on
    open currency contracts                      1,473,389             573,797
   Due to broker for U.S. Treasury bills
    purchased                                           -              293,705
   Due to Managing Owner                           687,436             252,264
   Accounts payable and accrued expenses            97,059              52,344
   Redemptions payable to unit holders, net      1,840,407           1,260,914
   Accrued brokerage commissions                   402,495             343,224
                                              ------------        ------------
Total Liabilities                                4,500,786           2,776,248

Trust Capital:
   Managing Owner interest                         670,941           1,417,312
   Unitholders interest (Units of Beneficial
    Interest oustanding - 51,171.447 at
    March 31, 1997)                             63,184,569          54,723,006
                                              ------------        ------------
Total Trust Capital                             63,855,510          56,140,318

                                              ------------        ------------
Total Liabilities and Trust Capital           $ 68,356,296        $ 58,916,566
                                              ============        ============

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Statements of Operations
For the three months ended March 31, 1997 and 1996 (UNAUDITED)

                                                    1997             1996
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed Contracts        6,668,046       (1,193,156)
   Change in Unrealized Gain(Loss)
    on Open Contracts                            (1,127,329)      (2,084,366)
   Interest Income                                  760,215          419,596
   Foreign Exchange Gain(Loss)                       (4,432)         (29,181)
                                                ------------     ------------
                                                $ 6,296,500      $(2,887,107)

Expenses:
   Brokerage Commissions                          1,423,091          786,756
   17.5% Profit Share (Accrued)                     695,667               -
   Administrative                                    84,123           14,896
   Organizational and Offering Expenses              75,000           18,748
                                                ------------     ------------
                                                $ 2,277,881      $   820,400
                                                ============     ============
Net Income(Loss)                                $ 4,018,619      $(3,707,507)
Net Income(Loss) allocated to
 Managing Owner                                 $    61,356      $  (309,137)
Net Income(Loss) allocated to
 Unitholders                                    $ 3,957,263      $(3,398,370)

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $     79.95      $   (107.78)

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Statements of Trust Capital
For the three months ended March 31, 1997 (UNAUDITED)

                                        Unit        Managing
                                      Holders         Owner          Total
                                    ------------   ------------   ------------
Trust Equity at December 31, 1996
 (47,579.528 Units)                  54,723,006      1,417,312     56,140,318
Addition of 6,181.932 Units           7,507,461         27,679      7,535,140
Redemption of 2,618.219 Units        (3,225,696)       (27,896)    (3,253,592)
Net Gain(Loss) in Trust Equity        3,957,263         61,356      4,018,619
                                    ------------   ------------   ------------
Trust Equity at March 31, 1997       63,184,569        670,941     63,855,510
 (51,171.447 Units)                 ============   ============   ============
Redemption Value per Unit
 at March 31, 1997                    1,234.76
                                    ============


Statements of Cash Flows
For the three months ended March 31, 1997 and 1996 (UNAUDITED)

                                                  1997           1996
                                              ------------   ------------
Cash Flows from Operating Activities:
   Net Income(Loss)                             4,018,619     (3,707,507)
   Adjustments to reconcile Net Income
    (Loss) to Net Cash Flows from
    Operating Activities:
      Decrease(Increase) in Equity in
       Futures and Forward Trading Accounts   (12,258,455)   (15,937,369)
      (Decrease)Increase in Accrued Expenses      690,596        121,535
                                              ------------   ------------
Net Cash Flows from Operating Activities       (7,549,240)   (19,523,341)

Cash Flows from Financing Activities:
   Subscription of Unitholder and Managing
    Owner Units and Unit Equivalents            4,281,548       (204,942)
                                              ------------   ------------
Net Change in Cash                             (3,267,692)   (19,728,283)

Cash - Beginning of Year                        8,302,592      6,170,835
                                              ------------   ------------
Cash - End of Period                            5,034,900      3,983,568
                                              ============   ============

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST NOTES TO FORM 10-Q FINANCIAL STATEMENTS

These interim consolidated financial statements do not include all the disclosures contained in the annual financial statements. These interim statements have been prepared by management without audit by Independent Public Accountants. The consolidated statements of financial condition has been derived from the audited financial statements as of December 31, 1996. The consolidated results of operation as displayed, should not be considered indicative of results to be expected for the entire year.

Management discussion and analysis of the consolidated financial statements for the three months ended March 31, 1997.

                          31-Mar-97      31-Dec-96
                        -------------  -------------
        Ending Equity   $  63,855,510  $  55,555,343

Note A:
Ending equity at March 31, 1997 is greater than ending equity at December 31, 1996 due to the sale of units and to profits during the period.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 15th day of May, 1997.

   THE MILLBURN WORLD RESOURCE TRUST

   By:  Millburn Ridgefield Corporation,
        Managing Owner


   By   /s/ Tod A. Tanis                      May 15, 1997
          Tod A. Tanis
          Vice-President