Form 10-Q/A
period 1997-03-31
MILLBURN WORLD RESOURCE TRUST
filed 1997-09-18
CIK 943487

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

THE MILLBURN WORLD RESOURCE TRUST

Statements of Trust Capital
For the three months ended March 31, 1997 (UNAUDITED)

                                        Unit        Managing
                                      Holders         Owner          Total
                                    ------------   ------------   ------------
Trust Equity at December 31, 1996
 (47,579.528 Units)                  54,723,006      1,417,312     56,140,318
Addition of 6,181.932 Units           7,507,461         27,679      7,535,140
Redemption of 2,618.219 Units        (3,225,696)      (837,876)    (4,063,572)
Net Gain(Loss) in Trust Equity        3,957,263         61,356      4,018,619
Unamortized Organizational Costs        222,535          2,470        225,005
                                    ------------   ------------   ------------
Trust Equity at March 31, 1997       63,184,569        670,941     63,855,510
 (51,171.447 Units)                 ============   ============   ============
Redemption Value per Unit
 at March 31, 1997                    1,234.76
                                    ============


Statements of Cash Flows
For the three months ended March 31, 1997 and 1996 (UNAUDITED)

                                                  1997           1996
                                              ------------   ------------
Cash Flows from Operating Activities:
   Net Income(Loss)                             4,018,619     (3,707,507)
   Adjustments to reconcile Net Income
    (Loss) to Net Cash Flows from
    Operating Activities:
      Decrease(Increase) in Equity in
       Futures and Forward Trading Accounts   (12,258,455)   (15,937,369)
      (Decrease)Increase in Accrued Expenses      690,596        121,535
                                              ------------   ------------
Net Cash Flows from Operating Activities       (7,549,240)   (19,523,341)

Cash Flows from Financing Activities:
   Subscription of Unitholder and Managing
    Owner Units and Unit Equivalents            4,281,548       (204,942)
                                              ------------   ------------
Net Change in Cash                             (3,267,692)   (19,728,283)

Cash - Beginning of Year                        8,302,592      6,170,835
                                              ------------   ------------
Cash - End of Period                            5,034,900      3,983,568
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

Management discussion and analysis of the consolidated financial statements for the three months ended March 31, 1997.

                          31-Mar-97      31-Dec-96
                        -------------  -------------
        Ending Equity   $  63,855,510  $  56,140,318

Note A:
Ending equity at March 31, 1997 is greater than ending equity at December 31, 1996 due to the sale of units and to profits during the period.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 19th day of August, 1997.

   THE MILLBURN WORLD RESOURCE TRUST

   By:  Millburn Ridgefield Corporation,
        Managing Owner


   By   /s/ Tod A. Tanis                      August 19, 1997
          Tod A. Tanis
          Vice-President