Form 10-Q
period 1997-06-30
MILLBURN WORLD RESOURCE TRUST
filed 1997-09-18
CIK 943487

                       UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-Q


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the Quarterly Period Ended:  June 30, 1997
                             or
  [ ]   Transition Report Pursuant to Section 13 or 15(d)
           of the Securities Exchange Act of 1934


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

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

THE MILLBURN WORLD RESOURCE TRUST

Statements of Financial Condition (UNAUDITED)

                                               31-Mar-97           31-Dec-96
Assets:                                       ------------        ------------
Investment in U.S. Treasury obligations
 - at value (amortized cost $54,452,767
 at June 30, 1997)                              54,452,767          37,920,585
Money market mutual funds                        8,616,323           4,019,443
Options owned, at market value (cost
 $625,377 at June 30, 1997)                        508,287             834,193
Unrealized appreciation on open contracts        4,221,190           3,753,427
Cash                                             5,494,968            (806,076)
                                              ------------        ------------
Total Assets                                  $ 73,293,535        $ 45,721,572
                                              ============        ============


Liabilities & Unitholders' Capital:
   Unrealized depreciation on
    open currency contracts                      1,814,964             104,675
   Due to Managing Owner                                -                   -
   Accounts payable and accrued expenses            59,288              57,233
   Redemptions payable to unit holders, net        942,913             190,634
   Accrued brokerage commissions                   411,796             260,324
                                              ------------        ------------
Total Liabilities                                3,228,961             612,866

Trust Capital:
   Managing Owner interest                         734,896             470,492
   Unitholders interest (Units of Beneficial
    Interest oustanding - 58,156.089 at
    June 30, 1997)                              69,329,678          44,638,214
                                              ------------        ------------
Total Trust Capital                             70,064,574          45,108,706

                                              ------------        ------------
Total Liabilities and Trust Capital           $ 73,293,535        $ 45,721,572
                                              ============        ============

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Statements of Operations
For the three months ended June 30, 1997 and 1996 (UNAUDITED)

                                                    1997             1996
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed Contracts         (437,952)      (2,110,298)
   Change in Unrealized Gain(Loss)
    on Open Contracts                            (1,148,255)       3,138,977
   Interest Income                                  891,654          512,802
   Foreign Exchange Gain(Loss)                      199,287            1,343
                                                ------------     ------------
                                                $  (495,266)     $ 1,542,824

Expenses:
   Brokerage Commissions                          1,523,428          946,508
   17.5% Profit Share (Accrued)                          -                -
   Administrative                                   171,419           41,848
   Organizational and Offering Expenses              75,000          115,870
                                                ------------     ------------
                                                $ 1,769,847      $ 1,104,226
                                                ============     ============
Net Income(Loss)                                $(2,265,113)     $   438,598
Net Income(Loss) allocated to
 Managing Owner                                 $   (11,045)     $    11,450
Net Income(Loss) allocated to
 Unitholders                                    $(2,254,068)     $   427,148

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $    (42.63)     $     34.60

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Statements of Operations
For the six months ended June 30, 1997 and 1996 (UNAUDITED)

                                                    1997             1996
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed Contracts        6,230,094       (3,726,236)
   Change in Unrealized Gain(Loss)
    on Open Contracts                            (2,275,584)       1,477,393
   Interest Income                                1,651,869          932,398
   Foreign Exchange Gain(Loss)                      194,855          (27,838)
                                                ------------     ------------
                                                $ 5,801,234      $(1,344,283)

Expenses:
   Brokerage Commissions                          2,946,519        1,733,264
   17.5% Profit Share (Accrued)                     695,667               -
   Administrative                                   255,542           56,744
   Organizational and Offering Expenses             150,000          209,618
                                                ------------     ------------
                                                $ 4,047,728      $ 1,999,626
                                                ============     ============
Net Income(Loss)                                $ 1,753,506      $(3,343,909)
Net Income(Loss) allocated to
 Managing Owner                                 $    50,311      $   (20,138)
Net Income(Loss) allocated to
 Unitholders                                    $ 1,703,195      $(3,323,771)

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $     37.32      $   (100.69)

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Statements of Trust Capital
For the six months ended June 30, 1997 (UNAUDITED)

                                        Unit        Managing
                                      Holders         Owner          Total
                                    ------------   ------------   ------------
Trust Equity at December 31, 1996
 (47,579.528 Units)                  54,723,006      1,417,312     56,140,318
Addition of 15,030.786 Units         18,185,971        102,679     18,288,650
Redemption of 3,514.547 Units        (5,505,029)      (837,876)    (6,342,905)
Net Gain(Loss) in Trust Equity        1,703,195         50,311      1,753,506
Unamortized Organizational Costs        222,535          2,470        225,005
                                    ------------   ------------   ------------
Trust Equity at June 30, 1997        69,329,678        734,896     70,064,574
 (58,156.089 Units)                 ============   ============   ============
Redemption Value per Unit
 at June 30, 1997                     1,192.13
                                    ============


Statements of Cash Flows
For the six months ended June 30, 1997 and 1996 (UNAUDITED)

                                                  1997           1996
                                              ------------   ------------
Cash Flows from Operating Activities:
   Net Income(Loss)                             1,753,506     (3,343,910)
   Adjustments to reconcile Net Income
    (Loss) to Net Cash Flows from
    Operating Activities:
      Decrease(Increase) in Equity in
       Futures and Forward Trading Accounts    (7,869,453)   (21,576,002)
      (Decrease)Increase in Accrued Expenses      (21,104)       (32,896)
                                              ------------   ------------
Net Cash Flows from Operating Activities       (6,137,051)   (24,952,808)

Cash Flows from Financing Activities:
   Subscription of Unitholder and Managing
    Owner Units and Unit Equivalents           11,945,750     21,995,339
                                              ------------   ------------
Net Change in Cash                              5,808,699     (2,957,469)

Cash - Beginning of Year                        8,302,592      6,170,835
                                              ------------   ------------
Cash - End of Period                           14,111,291      3,213,366
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

Management discussion and analysis of the consolidated financial statements for the six months ended June 30, 1997.

                          30-Jun-97      31-Dec-96
                        -------------  -------------
        Ending Equity   $  70,064,574  $  56,140,318

Note A:
Ending equity at June 30, 1997 is greater than ending equity at December 31, 1996 due to the sale of units and to profits during the period.

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