Form 10-Q
period 1997-09-30
MILLBURN WORLD RESOURCE TRUST
filed 1997-11-12
CIK 943487

                       UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-Q


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the Quarterly Period Ended:  September 30, 1997
                             or
  [ ]   Transition Report Pursuant to Section 13 or 15(d)
           of the Securities Exchange Act of 1934


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

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

THE MILLBURN WORLD RESOURCE TRUST

Statements of Financial Condition (UNAUDITED)

                                               30-Sept-97           31-Dec-96
Assets:                                       ------------        ------------
Investment in U.S. Treasury obligations
 - at value (amortized cost $60,424,119
 at September 30, 1997)                         60,424,119          39,816,893
Money market mutual funds                        1,284,251           2,605,008
Options owned, at market value (cost
 $402,818 at September 30, 1997)                   321,053             488,881
Unrealized appreciation on open contracts        4,165,510           4,839,007
Cash                                             7,629,780           2,306,712
                                              ------------        ------------
Total Assets                                  $ 73,824,713        $ 50,056,501
                                              ============        ============


Liabilities & Unitholders' Capital:
   Unrealized depreciation on
    open currency contracts                      3,350,221             292,367
   Due to Managing Owner                                -                   -
   Accounts payable and accrued expenses            77,841              86,129
   Redemptions payable to unit holders, net        887,071           1,847,810
   Accrued brokerage commissions                   411,994             300,370
                                              ------------        ------------
Total Liabilities                                4,727,127           2,526,676

Trust Capital:
   Managing Owner interest                         715,724             504,149
   Unitholders interest (Units of Beneficial
    Interest oustanding - 61,540.749 at
    September 30, 1997)                         68,381,862          47,025,676
                                              ------------        ------------
Total Trust Capital                             69,097,586          47,529,825

                                              ------------        ------------
Total Liabilities and Trust Capital           $ 73,824,713        $ 50,056,501
                                              ============        ============

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Statements of Operations
For the three months ended September 30, 1997 and 1996 (UNAUDITED)

                                                    1997             1996
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed Contracts       (3,377,495)       2,714,049
   Change in Unrealized Gain(Loss)
    on Open Contracts                              (715,850)         552,576
   Interest Income                                  899,130          551,758
   Foreign Exchange Gain(Loss)                     (118,737)         (11,175)
                                                ------------     ------------
                                                $(3,312,952)     $ 3,807,208

Expenses:
   Brokerage Commissions                          1,541,033        1,047,403
   17.5% Profit Share (Accrued)                          -                -
   Administrative                                    68,482          217,701
   Organizational and Offering Expenses              50,000           75,000
                                                ------------     ------------
                                                $ 1,659,515      $ 1,340,104
                                                ============     ============
Net Income(Loss)                                $(4,972,467)     $ 2,467,104
Net Income(Loss) allocated to
 Managing Owner                                 $   (39,172)     $    33,657
Net Income(Loss) allocated to
 Unitholders                                    $(4,933,295)     $ 2,433,447

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $    (80.97)     $     50.37

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Statements of Operations
For the nine months ended September 30, 1997 and 1996 (UNAUDITED)

                                                    1997             1996
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed Contracts        2,852,599       (1,012,187)
   Change in Unrealized Gain(Loss)
    on Open Contracts                            (2,991,434)       2,029,969
   Interest Income                                2,550,999        1,484,156
   Foreign Exchange Gain(Loss)                       76,118          (39,013)
                                                ------------     ------------
                                                $ 2,488,282      $ 2,462,925

Expenses:
   Brokerage Commissions                          4,487,552        2,782,140
   17.5% Profit Share (Accrued)                     695,667               -
   Administrative                                   324,024          274,445
   Organizational and Offering Expenses             200,000          284,618
                                                ------------     ------------
                                                $ 5,707,243      $ 3,341,203
                                                ============     ============
Net Income(Loss)                                $(3,218,961)     $  (878,278)
Net Income(Loss) allocated to
 Managing Owner                                 $    11,139      $    12,046
Net Income(Loss) allocated to
 Unitholders                                    $(3,230,100)     $  (890,324)

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $    (43.65)     $    (50.32)

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Statements of Trust Capital
For the nine months ended September 30, 1997 (UNAUDITED)

                                        Unit        Managing
                                      Holders         Owner          Total
                                    ------------   ------------   ------------
Trust Equity at December 31, 1996
 (47,579.528 Units)                  54,945,541        609,802     55,555,343
Addition of 20,145.725 Units         24,086,800        122,679     24,209,479
Redemption of 6,184.504 Units        (7,420,379)       (27,896)    (7,448,275)
Net Gain(Loss) in Trust Equity       (3,230,100)        11,139     (3,218,961)
                                    ------------   ------------   ------------
Trust Equity at September 30, 1997   68,381,862        715,724     69,097,586
 (61,540.749 Units)                 ============   ============   ============
Redemption Value per Unit
 at September 30, 1997                1,111.16
                                    ============


Statements of Cash Flows
For the nine months ended September 30, 1997 and 1996 (UNAUDITED)

                                                  1997           1996
                                              ------------   ------------
Cash Flows from Operating Activities:
   Net Income(Loss)                            (3,218,961)      (876,805)
   Adjustments to reconcile Net Income
    (Loss) to Net Cash Flows from
    Operating Activities:
      Decrease(Increase) in Equity in
       Futures and Forward Trading Accounts   (12,103,673)   (22,308,696)
      Increase(Decrease) in Accrued Expenses      (17,156)       (22,968)
                                              ------------   ------------
Net Cash Flows from Operating Activities      (15,339,790)   (23,208,469)

Cash Flows from Financing Activities:
   Subscription of Unitholder and Managing
    Owner Units and Unit Equivalents           15,951,229     21,949,354
                                              ------------   ------------
Net Change in Cash                                611,439     (1,259,115)

Cash - Beginning of Year                        8,302,592      6,170,835
                                              ------------   ------------
Cash - End of Period                            8,914,031      4,911,720
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

Management discussion and analysis of the consolidated financial statements for the nine months ended September 30, 1997.

                          30-Sept-97      31-Dec-96
                        --------------  -------------
        Ending Equity   $  69,097,586   $  55,555,343

Note A:
Ending equity at September 30, 1997 is greater than ending equity at December 31, 1996 due to the sale of units and to profits during the period.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 10th day of November, 1997.

   THE MILLBURN WORLD RESOURCE TRUST

   By:  Millburn Ridgefield Corporation,
        Managing Owner


   By   /s/ Tod A. Tanis                      November 10, 1997
          Tod A. Tanis
          Vice-President