Form 10-K405
period 1997-12-31
MILLBURN WORLD RESOURCE TRUST
filed 1998-03-31
CIK 943487

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K


              [X]  Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the Fiscal Year Ended:  December 31, 1997
                                      or
            [ ]   Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                      Commission File Number:  0-26932

                      THE MILLBURN WORLD RESOURCE TRUST
            (Exact name of registrant as specified in its charter)

           Delaware                                     06-6415-583
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

                   c/o MILLBURN RIDGEFIELD CORPORATION
                         411 West Putnam Avenue
                      Greenwich, Connecticut  06830
                 (Address of principal executive offices)

Registrant's telephone number, including area code: (203) 625-7554

Securities registered pursuant to Section 12(b) of the Act:   None

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

Yes    [X]                                         No    [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates: $74,748,772

                      Documents Incorporated by Reference
                                     None

                               TABLE OF CONTENTS

                                                                      Page
                                    PART I

Item 1.     Business .................................................  1
Item 2.     Properties ...............................................  3
Item 3.     Legal Proceedings ........................................  3
Item 4.     Submission of Matters to a Vote of Security Holders ......  3


                                    PART II

Item 5.     Market for the Registrant's Common Equity
             and Related Stockholder Matters .........................  4
Item 6.     Selected Financial Data ..................................  4
Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations ............  6
Item 7A.    Quantitative and Qualitative Disclosures
             About Market Risk .......................................  9
Item 8.     Financial Statements and Supplementary Data ..............  9
Item 9.     Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure .................. 10


                                   PART III

Item 10.     Directors and Executive Officers of the Registrant ...... 10
Item 11.     Executive Compensation .................................. 12
Item 12.     Security Ownership of Certain Beneficial
              Owners and Management .................................. 13
Item 13.     Certain Relationships and Related Transactions .......... 13


                                    PART IV

Item 14.     Exhibits, Financial Statement Schedules and
              Reports on Form 8-K .................................... 13

                                    PART I

Item 1.   Business

     (a)  General development of business

     The Millburn World Resource Trust (the "Trust") is a business trust organized June 7, 1995 pursuant to a Declaration of Trust and Trust Agreement (the "Trust Agreement"), under the Delaware Business Trust Act. Between July 12, 1995 and September 11, 1995 (the "Initial Offering"), units of beneficial interest in the Trust (the "Units") were publicly offered. The proceeds of the Initial Offering and interest thereon were held in escrow until September 13, 1995 at which time an aggregate of $15,141,664 (15,141.664 Units) was turned over to the Trust and the Trust commenced operations. Units continue to be offered on a monthly basis at Net Asset Value per unit. The offering is registered under the Securities Act of 1933, as amended. Prudential Securities Incorporated and PaineWebber Incorporated act as principal selling agents on a best efforts basis. A total of 15,141.664 Units were sold to the public during the initial public offering, an additional 8,926.004 Units were subsequently sold to the public as of December 31, 1995, an additional 30,447.301 were sold to the public as of December 31, 1996 and an additional 22,517.798 were sold to the public as of December 31, 1997.

     The Trust engages in speculative trading in the futures, options and forward markets.

     Millburn Ridgefield Corporation (the "Managing Owner"), a Delaware corporation, is the managing owner and the commodity trading advisor for the Trust. The Managing Owner invested $400 in the Trust as an initial capital contribution to the Trust and $155,005 in the Trust at the outset of trading and subsequently has contributed an additional $85,000 as of December 31, 1995, an additional $217,000 as of December 31, 1996, and an additional $115,000 as of December 31, 1997. After reflecting net income of $73,766, profit share of $695,667 and deductions for redemptions of $1,525,536 in 1997, this investment totaled $776,209, as of December 31, 1997.

     (b)  Financial information about industry segments

     The Partnership's business constitutes only one segment, i.e., a speculative commodity pool. The Partnership does not engage in sales of goods and services.

     (c)  Narrative description of business

     The Trust engages in the speculative trading of futures, options on futures and forward contracts. The Trust's sole trading advisor is the Managing Owner. The Managing Owner trades the Trust's assets in the agricultural, metals, energy, interest rate and stock indices futures and futures options markets and in the currency markets, trading primarily forward contracts in the interbank market. Pursuant to the Trust Agreement, the Managing Owner receives a flat-rate monthly brokerage fee equal to 0.75 of 1% of the month-end Net Assets (a 9.0% annual rate). The Managing Owner retains the right to charge less than the annual brokerage rate of 9% to those subscribers who either invest $1,000,000 or more in the Units or subscribe without incurring the selling commission paid by the Managing Owner. The Managing Owner also receives a profit share equal to 17.5% of any new trading profit as defined, determined as of the end of each calendar quarter. The quarterly profit share is calculated net of brokerage fees and administrative expenses and excluding interest income.

     Prudential Securities Incorporated and PaineWebber Incorporated (the "Brokers") act as the primary futures brokers for the Trust. The Trust executes currency forward trades with Prudential Securities Incorporated. The Trust pays "bid asked" spreads on its forward trades, as such spreads are incorporated into the pricing of forward contracts. The Managing Owner monitors the Trust's trades to ensure that the prices it receives are competitive.

     The Trust's organizational and initial offering costs, $600,000, were advanced by the Managing Owner, for which it was reimbursed by the Trust in 24 equal monthly installments. The reimbursement of these costs was completed in the year ended December 31, 1997. The Trust will pay any extraordinary expenses which it may incur.

     The Trust is open-ended and offers Units on a continuing basis at net asset value as of the first day of each month. Unitholders may redeem any or all of their Units upon business 10 days' written notice to the Managing Owner at their net asset value as of the last day of any month. Units redeemed on or prior to the end of the first and second successive six-month periods after their sale will pay a redemption charge of 4% and 3%, respectively, of the net asset value at which they are redeemed (3% and 2%, respectively, in the case of subscriptions for $1,000,000 or more). These redemption charges are paid to the Managing Owner. Requests for redemption will be honored and payment will be made, except in the event of highly unusual market disruptions, within 15 business days of the effective date of redemption.

     The Trust's assets not deposited as margin are maintained, unless applicable foreign regulations require otherwise, only in instruments authorized by the CFTC for the investment of "customer segregated funds."

     Regulation

     Under the Commodity Exchange Act, as amended (the "CEA"), commodity exchanges and futures trading are subject to regulation by the Commodity Futures Trading Commission (the "CFTC"). National Futures Association ("NFA"), a "registered futures association" under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals. The CFTC has delegated to NFA responsibility for the registration of "commodity trading advisors," "commodity pool operators," "futures commission merchants," "introducing brokers" and their respective associated persons and "floor brokers" and "floor traders." The CEA requires commodity pool operators and commodity trading advisors, such as the Managing Owner, and commodity brokers or futures commission merchants, such as the Brokers and the Managing Owner, to be registered and to comply with various reporting and record keeping requirements. The CFTC may suspend a commodity pool operator's or trading advisor's registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the registration of the Managing Owner as a commodity pool operator or a commodity trading advisor were terminated or suspended, the Managing Owner would be unable to continue to manage the business of the Trust. Should the Managing Owner's registration be suspended, termination of the Trust might result.

     As members of NFA, the Managing Owner and the Brokers are subject to NFA standards relating to fair trade practices, financial condition and customer protection. As the self-regulatory body of the futures industry, NFA promulgates rules governing the conduct of futures industry professionals and disciplines those professionals which do not comply with such standards.

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

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

                                    PART II

Item 5.   Market for the Registrant's Common Equity and
           Related Stockholder Matters

     (a)  Market Information.

     There is no trading market for the Units, and none is likely to develop. Units may be redeemed upon business 10 days' written notice to the Managing Owner at their net asset value as of the last day of any month, subject to certain early redemption charges.

     (b)  Holders.

     As of December 31, 1997, there were 3,007 holders of Units.

     (c)  Dividends.

     No distributions or dividends have been made on the Units, and the Managing Owner has no present intention to make any.

     (d)  Recent Sales of Unregistered Securities;
           Use of Proceeds from Registered Securities.

Item.  701(f)

     (1) The use of proceeds information is being disclosed for Registration Statement No. 33-90756 declared effective on July 12, 1995.

     (4)(iv) For the account of the issuer, the amount of Units sold as of December 31, 1997 is $83,202,157; and the aggregate offering price of the amount sold as of December 31, 1997 is $83,202,157.

     (vi)  The net offering proceeds to the issuer totaled $83,202,157.

     (vii) From the effective date of the registration statement to December 31, 1997, the amount of net offering proceeds to the issuer for commodity futures and forward trading totaled $83,202,157.

Item 6.   Selected Financial Data

     The following is a summary of operations for the fiscal years 1997 and 1996 and for the period from September 13, 1995 to December 31, 1995, and total assets of the Trust at December 31, 1997, 1996 and 1995. The Partnership commenced trading operations on September 13, 1995.

                                                                                                      For the period
                                                      For the Year Ended     For the Year Ended     September 13, 1995
                                                      December 31, 1997      December 31, 1996     to December 31, 1995
                                                     --------------------   --------------------   --------------------
Revenue:
   Net realized and unrealized trading gain
    (loss), net of brokerage commissions of
    $6,057,327, $3,998,675 and $548,790 in
    1997, 1996 and 1995, respectively                 $        (945,912)     $        5,143,118     $        2,733,790
Interest income                                               3,467,544               2,115,972                303,229
                                                     --------------------   --------------------   --------------------
                                                              2,521,632               7,259,090              3,037,019
                                                     --------------------   --------------------   --------------------

Foreign exchange gain (loss)                                     62,685                 (72,910)                (9,539)
                                                     --------------------   --------------------   --------------------
         Total income                                 $       2,584,317      $        7,186,180     $        3,027,480
                                                     --------------------   --------------------   --------------------
Expenses:
   Profit share                                                 695,667                 829,081                460,840
   Administrative expenses                                      345,473                 519,753                 59,492
                                                     --------------------   --------------------   --------------------
   Total expenses                                     $       1,041,140      $        1,348,834     $          520,332
                                                     --------------------   --------------------   --------------------

Net Income                                            $       1,543,177      $        5,837,346     $        2,507,148
                                                     ====================   ====================   ====================

Total assets                                          $      74,862,554      $       58,916,566     $       27,177,664
                                                     ====================   ====================   ====================
Total limited partners' capital                       $      72,794,694      $       54,723,006     $       25,201,890
                                                     ====================   ====================   ====================

Net asset value per Unit                              $        1,182.43      $         1,150.14     $         1,050.69
                                                     ====================   ====================   ====================
Redemption value per Unit                             $        1,182.43      $         1,154.81     $         1,072.34
                                                     ====================   ====================   ====================

Increase in net asset value per Unit                  $           32.29      $            99.45     $            50.69
                                                     ====================   ====================   ====================
Increase in redemption value per Unit                 $           25.62      $            82.47     $            72.34
                                                     ====================   ====================   ====================

Item 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations

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

     The Trust trades futures, options and forward contracts on interest rates, commodities, currencies, metals, energy and stock indices. Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk). Market risk is generally to be measured by the face amount of the futures positions acquired and the volatility of the markets traded. The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may require margin in the over-the-counter markets.

     The Managing Owner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures primarily focus on (1) limiting trading to markets which the Managing Owner believes are sufficiently liquid in respect of the amount of trading contemplated; (2) diversifying positions among various markets; (3) limiting the assets committed as margin, generally within a range of 15% to 30% of an account's Net Assets at exchange minimum margins, (including imputed margins on forward positions) although the amount committed to margin at any time may be substantially higher; (4) prohibiting pyramiding (that is, using unrealized profits in a particular market as margin for additional positions in the same market); and (5) changing the equity utilized for trading by an account solely on a controlled periodic basis rather than as an automatic consequence of an increase in equity resulting from trading profits. The

Trust controls credit risk by dealing exclusively with large, well capitalized financial institutions, such as the Brokers, as brokers and counterparties.

     Due to the nature of the Trust's business, substantially all its assets are represented by cash, United States government obligations and short-term foreign sovereign debt obligations, while the Trust maintains its market exposure through open futures and forward contract positions.

     The Trust's futures contracts are settled by offset and are cleared by the exchange clearinghouse function. Open futures positions are marked to market each trading day and the Trust's trading accounts are debited or credited accordingly. Options on futures contracts are settled either by offset or by exercise. If an option on a future is exercised, the Trust is assigned a position in the underlying future which is then settled by offset. The Trust's spot and forward currency transactions conducted in the interbank market are settled by netting offsetting positions held with the same counterparty; net positions are then settled by entering into offsetting positions and by cash payments.

     Liquidity

     The Trust's assets are generally held as cash or cash equivalents which are used to margin the Trust's futures positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to daily price fluctuation limits, which are inherent in the Trust's futures and forward trading, the Trust's assets are highly liquid and are expected to remain so. During its operations through December 31, 1997, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

     Results of Operations

     Performance Summary

     The Trust's success depends on the Managing Owner's ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world economy. The Managing Owner's trading methods are confidential, so that substantially the only information that can be furnished regarding the Trust's results of operations is its performance record. Unlike most operating businesses, general economic or seasonal conditions have no direct effect on the profit potential of the Trust, while, at the same time, its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Trust's results. The Managing Owner believes, however, that there are certain market conditions -- for example, markets with strong price trends -- in which the Trust has a better opportunity of being profitable than in others.

1997

     During 1997, the Trust's average month-end Net Assets equaled approximately $68,000,000, and it achieved gross trading gains of $5,111,415 or 7.5% of average month-end Net Assets. Brokerage fees of $6,057,327 or 8.9% of average month-end Net Assets and Profit Shares of $695,667 or 1.02% of average month-end Net Assets were paid or accrued. Interest income of

$3,467,544 or 5.1% of average month-end Net Assets, resulted in net income (after deduction for administrative expenses, but without reduction for organizational and initial offering cost reimbursement payments) of $1,543,177 or 2.27% of average month-end Net Assets, and a 2.8% increase in the Net Asset Value per Unit.

     During 1997, the Trust was profitable. For the year, financial markets' trading (interest rates, currencies, and stock indices) was profitable. However, substantial losses resulted from trading the non-financial sectors, especially metals. The majority of currency trading profits occurred in dollar trading versus the Japanese yen and European community currency bloc. In the interest rate sector, trading of the Japanese government bond future was profitable, and gains were also produced in trading futures for the Euro-yen, U.S. treasury note, Spanish government bond, Italian bond, and Australian bond. Trading of the German bond and Pibor futures produced notable losses. Stock index futures trading was profitable for Japan's Topix and Nikkei, Korea's Hang Seng, and Australia's All Ordinaries. In the non-financial component of the Trust's portfolio, metal futures trading was negative, particularly due to losses from London aluminum and nickel. Trading in softs also was generally negative as sizable losses were produced in sugar, orange juice and cocoa. However, gains from coffee positions countered these losses to large extent. In the energy sector, gains in natural gas served to counterbalance losses in crude oil, heating oil, unleaded gas, and London gas oil. Trading of grain futures was slightly negative for the year.

1996

     During 1996, the Trust's average month-end Net Assets equaled approximately $45,000,000, and it achieved gross trading gains of $9,141,793 or 20.40% of average month-end Net Assets. Brokerage Fees of $3,998,675 or 8.92% of average month-end Net Assets and Profit Shares of $829,081 or 1.85% of average month-end Net Assets were paid or accrued. Interest income (at an average rate on invested assets of approximately 5.0% per annum) of $2,115,972 or 4.7% of average month-end Net Assets, resulted in net income (after deduction for administrative expenses, but without reduction for organizational and initial offering cost reimbursement payments) of $5,837,346 or 13.03% of average month-end Net Assets, and a 7.69% increase in the Net Asset Value per Unit (for redemption purposes).

      January 1996 began with major gains continuing in the energy sector, but the upward price trends in these markets reversed sharply later in the month and resulted in a small loss. February saw the Trust incur its worst monthly drawdown as all six sectors traded by World Resource Portfolio sustained losses -- an unusual result. In the next two months, the Trust managed comparatively minor gains and then in May a loss of (7.88)% was sustained, as all sectors except energy were unprofitable. In June, a soaring energy market produced gains which almost offset May's losses. In July, the Trust incurred slight losses as energy trading was unprofitable. The following five months, August through December, produced profits in each month as major trends occurred in the interest rate and currency markets.

1995

     From the commencement of trading on September 13, 1995 through December 31, 1995, the Trust's average month-end Net Assets equaled approximately

$19,613,000, and it recognized gross trading gains of $3,282,580 or 16.74% of average month-end Net Assets. Brokerage Fees of $548,790 or 2.80% of average month-end Net Assets and Profit Shares of $460,840 or 2.35% of average month-end Net Assets were paid or accrued. Interest income (at an average rate on invested assets of approximately 5.1% per annum) of $303,229 or 1.55% of average month-end Net Assets, resulted in net income (after deduction for administrative expenses, but without reduction for organizational and initial offering cost reimbursement payments) of $2,507,148 or 12.78% of average month-end Net Assets, and a 7.23% increase in the Net Asset Value per Unit (for redemption purposes).

     The Trust began operations in mid-September 1995 and quickly incurred significant losses as it became fully invested in the markets just as sustained trends in two of its six portfolio sectors -- currencies and energy -- reversed. Losses continued in October with a small gain in November during generally trendless markets, causing a cumulative loss in the first two and one-half months of trading of approximately (7.5)%. In December 1995, however, the Trust was able to achieve major profits in the energy sector as a combination of cold weather, depleted inventories and pipeline capacity constraints resulted in soaring natural gas prices. Also profitable were stock index, interest rate and agricultural trading. The total gain in December was 16.02%, resulting in a 1995 (3&half; month) Compound Rate of Return of 7.23% and a December 31, 1995 Net Asset Value per Unit of $1,072.34.

     Inflation may be a significant factor in the Partnership's profitability in light of the Trust's trading in energy, agricultural and metals markets. However, inflationary cycles can give rise to types of price movements which can either have a favorable or an adverse impact on the Trust's profitability.

     The Year 2000 Computer Issue

     Many computer applications currently in use were designed and developed using two digits to identify the year. These programs were implemented without considering the impact of the change in the century. Consequently, these computer applications could fail or create erroneous results if not corrected.

     The Managing Owner is currently in the process of ensuring that its computer systems are Year 2000 compliant and anticipates Year 2000 compliance by early 1999. The cost of addressing the Year 2000 issue will be borne by the Managing Owner, not the Trust, and is expected to have no material impact on the Managing Owner's ability to conduct its affairs or those of the Trust. However, failure of exchanges, clearing organizations, banks, brokers, regulators or other third parties to resolve their processing issues could result in a material financial risk.

Item 7A.  Quantitative and Qualative Disclosures About Market Risk

     Not applicable.

Item 8.   Financial Statements and Supplementary Data

     Financial statements required by this item are included as Exhibit 13.01 to this report.

     The supplementary financial information specified by Item 302 of Regulation S-K is not applicable.

Item 9.   Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure

     There were no changes in or disagreements with accountants on accounting and financial disclosure.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     (a,b)  Identification of Directors and Executive Officers

     The Trust has no directors or executive officers. The Trust is controlled and managed by the Managing Owner under a delegation of authority by the Trust's Trustee, Wilmington Trust Company.

     Millburn Ridgefield Corporation, the Managing Owner, is a Delaware corporation organized in May 1982 to manage discretionary accounts in futures and forward markets. It is the corporate successor to a futures trading and advisory organization which has been continuously managing assets in the currency and futures markets using quantitative, systematic techniques since 1971.

     The principals and senior officers of Millburn Ridgefield Corporation as of December 31, 1997 are as follows:

     Harvey Beker, age 44.   Mr. Beker is President, Co-Chief Executive
Officer and a Director of Millburn Ridgefield and The Millburn Corporation, and a partner of ShareInVest Research L.P. He received a Bachelor of Arts degree in economics from New York University in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at Clayton Brokerage Co. of St. Louis. Mr. Beker has been employed by The Millburn Corporation since June 1978. During his tenure at Millburn, he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in 1982.

     George E. Crapple, age 53.   Mr. Crapple is Co-Chief Executive Officer,
Vice-Chairman and a Director of Millburn Ridgefield, Vice-Chairman and a Director of The Millburn Corporation and a partner of ShareInVest Research
L.P. In 1966 he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta
Kappa. In 1969 he graduated from Harvard Law School, magna cum laude, where he was a member of the Harvard Law Review. He was a lawyer with Sidley & Austin , Chicago, Illinois, from 1969 until April 1, 1983, as a partner since 1975, specializing in commodities, securities, corporate and tax law. He was first associated with Millburn Ridgefield in 1976 and joined Millburn Ridgefield Corporation on April 1, 1983 on a full-time basis. Mr. Crapple is a member of the Board of Directors and a former Chairman of the Eastern Regional Business

Conduct Committee of the NFA, Vice-Chairman of the Board of Directors and a member of the Executive Committee of the Managed Funds Association, a member of the Financial Products Advisory Committee of the CFTC and a former member of the Board of Directors and Nominating Committee of the Futures Industry Association.

     Mark B. Fitzsimmons, age 50.   Mr. Fitzsimmons is a Senior Vice-President
of Millburn Ridgefield and The Millburn Corporation and a partner of ShareInVest Research L.P. His responsibilities include both marketing and investment strategy. He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. He joined Millburn Ridgefield in January 1990 from Morgan Stanley & Co. Incorporated where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm. From 1977 to 1987 he was with Chemical Bank New York Corporation, first as a Senior Economist in Chemical's Foreign Exchange Advisory Service and later as a Vice-President and Manager of Chemical's Corporate Trading Group. While at Chemical he also traded both foreign exchange and fixed income products. From 1973 to 1977 Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department.

     Barry Goodman, age 40.   Mr. Goodman is Senior Vice-President, Director
of Trading and Co-Director of Research of Millburn Ridgefield and The Millburn Corporation and a partner of ShareInVest Research L.P. His responsibilities include overseeing the firm's trading operation and managing its trading relationships, as well as the design and implementation of trading systems.
He graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics. From 1980 through late 1982 he was a commodity trader for E. F. Hutton & Co., Inc. At Hutton he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. He joined Millburn Ridgefield in 1982 as Assistant Director of Trading.

     Dennis B. Newton, age 46. Mr. Newton is a Senior Vice-President of Millburn Ridgefield. His primary responsibilities are in administration and marketing. Prior to joining Millburn Ridgefield in September 1991, Mr. Newton was President of Phoenix Asset Management, Inc., a registered commodity pool operator from April 1990 to August 1991. Prior to his employment with Phoenix, Mr. Newton was a Director of Managed Futures with Prudential-Bache Securities Inc. from September 1987 to March 1990. Mr. Newton joined Prudential-Bache from Heinold Asset Management, Inc. where he was a member of the senior management team. Heinold was a pioneer and one of the largest sponsors of funds utilizing futures and currency forward trading.

     Grant N. Smith, age 46.   Mr. Smith is Senior Vice-President and
Co-Director of Research of Millburn Ridgefield and The Millburn Corporation and a partner of ShareInVest Research L.P. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology in 1974 and an M.S. degree from M.I.T. in 1975. While at M.I.T. he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined Millburn Ridgefield in 1975.

     Malcolm H. Wiener, age 62.   Mr. Wiener is the founder and non-executive
Chairman of Millburn Ridgefield, The Millburn Corporation and ShareInVest Research L.P., serves as an adviser to these entities and is a major investor in funds managed by Millburn Ridgefield and ShareInVest Research L.P. He does not, however, have investment or operational authority or responsibility for any of these entities or supervisory authority over their officers or employees. Mr. Wiener is also a Director of Millburn Ridgefield and The Millburn Corporation. Mr. Wiener graduated magna cum laude from Harvard College in 1957, where his field of concentration was Economics and he was elected to Phi Beta Kappa. From 1957 to 1960 he served as an officer in the United States Navy. Mr. Wiener graduated from the Harvard Law School in 1963 and practiced law in New York City specializing in corporate law and financial transactions until 1973. Mr. Wiener began research on and the trading of futures contracts pursuant to systematic trading methods and money management principles in 1971 and the management on a full time basis of private funds in this area in 1973. He is the author of numerous papers on the history of trade and is a member of the Council on Foreign Relations. He serves on the boards or visiting committees of various non-profit institutions including the Kennedy School of Government and the Wiener Center for Social Policy at Harvard University, the Harvard Art Museums, the Metropolitan Museum in New York, the Museum of Fine Arts in Boston, the American School of Classical Studies in Athens and the Council on Economic Priorities in New York.

     (c)  Identification of Certain Significant Employees

     None.

     (d)  Family Relationships

     None.

     (e)  Business Experience

     See Item 10 (a,b) above.

     (f)  Involvement in Certain Legal Proceedings

     None.

     (g)  Promoters and Control Persons

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

     (b)  Security Ownership of Management

     Under the terms of the Trust Agreement, the Trust's affairs are managed by the Managing Owner, which has discretionary authority over the Trust's trading. The Managing Owner's managing owner interest was valued at $776,209 as of December 31, 1997, 1.06% of the Partnership's total equity, the equivalent of 656.45 Units.

     (c)  Changes in Control

     None.

Item 13.  Certain Relationships and Related Transactions

     See "Item 11. Executive Compensation" and "Item 12. Security Ownership of Certain Beneficial Owners and Management." The Trust allocated to the Managing Owner $6,057,327 in brokerage fees and $695,667 in profit share for the year ended December 31, 1997. The Managing Owners' managing owner interest showed an allocation of gain of $73,766 for the year ended December 31, 1997. The Trust is prohibited from making any loans.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and
           Reports on Form 8-K

     (a)(1)  Financial Statements

The following financial statements are included with the 1997 Report of Independent Accountants, a copy of which is filed hereto as Exhibit 13.01.

                                                                  Page

          Report of Independent Accountants ..................... F-1
          Statements of Financial Condition As
             of December 31, 1997 and 1996 ...................... F-2
          Statements of Operations for the years ended
             December 31, 1997 and 1996 and the period
             from September 13, 1995 (commencement of
             trading operations) to December 31, 1995 ........... F-3
          Statements of Changes in Trust Capital for
             the years ended December 31, 1997 and 1996
             and the  period from June 7, 1995 .................. F-4
          Notes to Financial Statements ......................... F-5

     (a)(2)  Financial Statement Schedules

     All Schedules are omitted for the reason that they are not required or are not applicable because equivalent information has been included in the financial statements or the notes thereto.

     (a)(3)  Exhibits as required by Item 601 of Regulation S-K

     The following exhibits are included herewith.

     Designation    Description

        13.01       1997 Report of Independent Accountants
        27.01       Financial Data Schedule

     The following exhibits are incorporated by reference from Amendment No. 1 to the Registration Statement (File No. 33-90756) filed on June 27, 1995 on Form S-1 under the Securities Act of 1933.

         3.02       Certificate of Trust of the Trust.
        10.01       Form of Subscription Agreement and Power of Attorney.

     The following exhibits are incorporated by reference from Post-Effective Amendment No. 1 to the Registration Statement (File No. 33-90756) filed on March 1, 1996 on Form S-1 under the Securities Act of 1933.

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

        10.04       Escrow Agreement between the Trust and Chemical Bank, N.A.

     The following exhibit is incorporated by reference from Post-Effective Amendment No. 5 to the Registration Statement (File No. 33-90756) filed February 18, 1997 on Form S-1 under the Securities Act of 1933.

         3.01       Amended and Restated Declaration of Trust and
                     Trust Agreement

     (b)  Reports on Form 8-K

     No report on Form 8-K was filed by the Partnership during the quarter ended December 31, 1997.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 27th day of March, 1998.


                         THE MILLBURN WORLD RESOURCE TRUST

                         By:  Millburn Ridgefield Corporation,
                                 Managing Owner

                         By    /s/ Harvey Beker
                                       Harvey Beker
                                       President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing Owner of the Registrant in the capacities and on the date indicated.

                          Title with
Signature                 Managing Owner                   Date

_______________________   Chairman and Director            March __, 1998
     Malcolm H. Wiener

/s/ Harvey Beker          President, Co-Chief              March 27, 1998
     Harvey Beker         Executive Officer and Director
                          (Principal Financial and
                           Accounting Officer)

/s/ George E. Crapple     Vice-Chairman, Co-Chief          March 27, 1998
     George E. Crapple    Executive Officer and Director
                          (Principal Executive Officer)

     (Being the principal executive officer, the principal financial and accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

Millburn Ridgefield Corporation            Managing Owner of Registrant
       March 27, 1998

By   /s/ Harvey Beker
       Harvey Beker
       President

                               Exhibit 13.01

Coopers & Lybrand L.L.P.
a professional services firm




REPORT of INDEPENDENT ACCOUNTANTS

To the Unitholders of
The Millburn World Resource Trust:

We have audited the accompanying statements of financial condition of THE MILLBURN WORLD RESOURCE TRUST as of December 31, 1997 and 1996, and the related statements of operations for the years ended December 31, 1997, 1996 and the period from September 13, 1995 (commencement of trading operations) to December31, 1995, and the statements of changes in Trust capital for the years ended December31, 1997 and 1996 and the period from June 7, 1995 (date Trust was organized) to December 31, 1995. These financial statements are the responsibility of management of the Managing Owner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Millburn World Resource Trust as of December 31, 1997 and 1996, and the results of its operations for the years ended December 31, 1997, 1996 and for the period from June 7, 1995 (date Trust was organized) to December 31, 1995, in conformity with generally accepted accounting principles.



New York, New York
January 26, 1998.

THE MILLBURN WORLD RESOURCE TRUST

Statements of Financial Condition
As of December 31, 1997 and 1996
                 ASSETS:                                     1997               1996
                                                        --------------     --------------
Equity in trading accounts:
  Investments in U.S. Treasury bills - at value
   (amortized cost $16,490,244 at December 31, 1997
   and $30,256,310 at December 31, 1996) (Note 3)        $ 16,490,244       $ 30,256,310
  Options owned, at market value (cost $396,056 at
   December 31, 1997 and $685,996 at December 31, 1996)       559,110            922,536
  Unrealized appreciation on open contracts                 4,753,326          3,779,038
  Unrealized depreciation on open currency contracts              --            (573,797)
  Cash                                                      2,105,808          5,855,321
                                                        --------------     --------------
                                                           23,908,488         40,239,408

Money market fund                                           9,944,556          2,447,271
Investment in U.S. Treasury bills - at value
 (amortized cost $41,009,510 at December 31, 1997
 and $15,656,090 at December 31, 1996) (Note 3)            41,009,510         15,656,090
                                                        --------------     --------------
Total assets                                             $ 74,862,554       $ 58,342,769
                                                        ==============     ==============

      LIABILITIES and TRUST CAPITAL:

Due to broker for U.S. Treasury bills purchased                   --             293,705
Due to managing owner (Note 4)                                    --             252,264
Accounts payable and accrued expenses                          73,925             52,344
Redemptions payable to unitholders, net (Note 10)             773,980          1,260,914
Accrued brokerage fees (Note 5)                               443,746            343,224
                                                        --------------     --------------
Total liabilities                                           1,291,651          2,202,451
                                                        --------------     --------------

Trust capital (Notes 5, 10 and 11):
  Managing Owner interest                                     776,209          1,417,312
  Unitholders, (61,563.868 and 47,579.531
   Units of Beneficial Interest outstanding
   in 1997 and 1996, respectively)                         72,794,694         54,723,006
                                                        --------------     --------------
Total Trust capital                                        73,570,903         56,140,318
                                                        --------------     --------------
Total liabilities and Trust capital                      $ 74,862,554       $ 58,342,769
                                                        ==============     ==============

See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Statements of Operations
For the years ended December 31, 1997 and 1996 and the period from September 13, 1995
(commencement of trading operations) to December 31, 1995
                                                                                                       Period from
                                                                                                    September 13, 1995
                                                                                                     (commencement of
                                                        Year Ended              Year Ended         trading operations)
                                                    December 31, 1997       December 31, 1996      to December 31, 1995
                                                   --------------------    --------------------    --------------------
Income (Note 3):
   Net gains on trading of futures,
    forward and option contracts:
      Realized gains (losses):
         Futures and forwards                       $        4,123,599      $        7,778,511      $          551,797
         Options                                              (486,783)                750,368                 (98,084)
      Change in unrealized appreciation
       (depreciation):
         Futures and forwards                                1,548,085                 489,201               2,716,040
         Options                                               (73,486)                123,713                 112,827
                                                   --------------------    --------------------    --------------------
                                                             5,111,415               9,141,793               3,282,580

         Less, Brokerage fees (Note 5)                       6,057,327               3,998,675                 548,790
                                                   --------------------    --------------------    --------------------
            Net realized and unrealized gains
             (losses) on trading of futures,
             forward and option contracts                     (945,912)              5,143,118               2,733,790
   Interest income                                           3,467,544               2,115,972                 303,229
   Foreign exchange gain (loss)                                 62,685                 (72,910)                 (9,539)
                                                   --------------------    --------------------    --------------------

            Total income                                     2,584,317               7,186,180               3,027,480
                                                   --------------------    --------------------    --------------------
Expenses (Note 3):
   Profit share (Note 5)                                       695,667                 829,081                 460,840
   Administrative expenses                                     345,473                 519,753                  59,492
                                                   --------------------    --------------------    --------------------
                                                             1,041,140               1,348,834                 520,332
                                                   --------------------    --------------------    --------------------

            Net income                              $        1,543,177      $        5,837,346      $        2,507,148
                                                   ====================    ====================    ====================
Net income per Unit of Beneficial Interest
 (Note 10)                                          $            32.29      $            99.45      $            75.75
                                                   ====================    ====================    ====================

See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Statements of Changes in Trust Capital
For the years ended December 31, 1997 and 1996 and the period from
June 7, 1995 (date Trust was organized) to December 31, 1995
                                                                       New Profits        Managing
                                                      Unitholders      Memo Account        Owner            Total
                                                     --------------   --------------   --------------   --------------
Initial capital contributions                         $      1,600     $        --      $        400     $      2,000
Proceeds from initial offering of 15,141.664
   Units of Beneficial Interest and
    Managing Owner contribution                         15,141,664              --           155,005       15,296,669
Initial capital contribution withdrawn                      (1,600)             --               --            (1,600)
                                                     --------------   --------------   --------------   --------------
         Opening Trust capital for operations           15,141,664              --           155,405       15,297,069

Proceeds from sale of 8,926.044 Units of Beneficial
 Interest and Managing Owner contributions               8,267,366              --            85,000        8,352,366
Organization and offering costs                           (593,674)             --            (6,326)        (600,000)
Net income                                               2,471,680              --            35,468        2,507,148
Redemptions (81.621 Units of Beneficial Interest)          (85,146)             --               --           (85,146)
Managing Owner's Profit Share                                  --           460,840              --           460,840
Transfer from New Profits Memo
 Account to Managing Owner                                     --          (460,840)         460,840              --
                                                     --------------   --------------   --------------   --------------
         Trust capital at December 31, 1995             25,201,890              --           730,387       25,932,277

Proceeds from sale of 30,447.310 Units
 of Beneficial Interest                                 31,099,099              --           217,000       31,316,099
Net income                                               5,735,662              712          100,972        5,837,346
Redemptions (6,951.474 Units of Beneficial Interest)    (7,313,645)             --          (460,840)      (7,774,485)
Limited Partnership Units (97.608) allocated                   --               --               --               --
Managing Owner's Profit Share                                  --           829,081              --           829,081
Transfer from New Profits Memo
 Account to Managing Owner                                     --          (829,793)         829,793              --
                                                     --------------   --------------   --------------   --------------
         Trust capital at December 31, 1996             54,723,006              --         1,417,312       56,140,318

Proceeds from sale of 22,517.798 Units
 of Beneficial Interest                                 26,834,427            7,679          115,000       26,957,106
Net income                                               1,469,088              323           73,766        1,543,177
Redemptions (8,664.831 Units of Beneficial Interest)   (10,231,827)          (8,002)      (1,525,536)     (11,765,365)
Limited Partnership Units (131.370) allocated                  --               --               --               --
 Managing Owner's Profit Share                                 --           695,667              --           695,667
Transfer from New Profits Memo
 Account to Managing Owner                                     --          (695,667)         695,667              --
                                                     --------------   --------------   --------------   --------------
         Trust capital at December 31, 1997           $ 72,794,694     $        --      $    776,209     $ 73,570,903
                                                     ==============   ==============   ==============   ==============

See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Notes to Financial Statements

1.  Organization:

    The Millburn World Resource Trust (the "Trust") was organized on June 7, 1995 under the Delaware Business Trust Act. At such time, the only capital contributed to the Trust was the original capital contribution of $400 by Millburn Ridgefield Corporation (the "Managing Owner") and $1,600 by the initial Unitholder. The Managing Owner has agreed to make additional capital contributions as Managing Owner, subject to certain possible exceptions in order to maintain its capital account at not less than 1% of the total capital accounts of the Trust. The Managing Owner and the holders of the Units of Beneficial Interest ("Units") issued by the Trust will share in any profits and losses of the Trust in proportion to the percentage interest owned by each before brokerage commissions and profit share allocations.

    The proceeds from the initial offering of Units were turned over to the Trust on September 13, 1995, and the Trust commenced trading operations. The Trust is engaged in speculative trading in the futures, options and forward markets.

2.  The Offering of the Units:

    The Trust offered Units to the public initially at the price of $1,000 per Unit, and, after the initial sale of the Units, at the Net Asset Value per Unit (as defined in the Declaration of Trust and Trust Agreement) as of the first business day of each calendar month. Selling commissions are paid by the Managing Owner. These selling commissions will be up to 5% of the subscription price (Net Asset Value) per Unit after trading begins.

    The proceeds from the subscriptions for Units are held in escrow and invested in interest-bearing obligations. Subscribers are credited, when the Units are issued, with additional Units in an amount corresponding to the interest earned on their subscriptions while held in escrow. If a subscription is rejected, the subscription funds plus all interest earned thereon while held in escrow is promptly returned to the investor.

                                   Continued

THE MILLBURN WORLD RESOURCE TRUST

3.  Accounting Policies:

    a.  Investments

        Open options, futures and forward contracts are valued at market value.

        Realized gains (losses) and changes in unrealized appreciation (depreciation) on futures, forward and option contracts are recognized in the periods in which the contracts are closed or the changes occur, and are included in net gains and (losses) on the trading of futures, forward and option contracts.

        Investments in U.S. government obligations are valued at cost plus amortized discount which approximates market. Amortization of discount is reflected as interest income.

    b.  Foreign Currency Translation

        Assets and liabilities denominated in foreign currencies are translated at quoted prices of such currencies. Purchases and sales of investments are translated at the exchange rate prevailing when such transactions occurred.

    c.  Income Taxes

        Income taxes have not been provided, as each Unitholder is individually liable for the taxes, if any, on his share of the Trust's income and expenses.

    d.  Estimates:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from these estimates.

    e.  Right of Offset:

        The customer agreements between the Trust and certain brokers give the Trust the legal right to net unrealized gains and losses. Unrealized gains and losses related to transactions with these brokers are reflected on a net basis in the equity in trading accounts in the statements of financial condition.

                                   Continued

THE MILLBURN WORLD RESOURCE TRUST

4.  Organization and Offering Costs:

    Organizational and initial offering costs (exclusive of selling commissions), estimated at $600,000, were advanced by the Managing Owner and were reimbursed by the Trust in 24 equal monthly installments, subject to a provision that the monthly installments received during any fiscal year did not in the aggregate exceed 0.167 of 1% (a 2% annual rate) of the month-end Net Asset Value of the Trust as of each of the months elapsed during such fiscal year including the month of determination. The reimbursement of these costs was completed in the year ended December 31, 1997. The total costs were deducted from Trust capital upon commencement of trading, and reduced the redemption value per Unit to the extent that the reimbursement payments were made to the Manager Owner. The Managing Owner was also to pay, from its own funds, selling commissions on all sales of Units.

5.  Trust Agreement:

    The Trust Agreement provides that the Managing Owner shall control, conduct and manage the business of the Trust, and may make all trading decisions.

    The Trust pays brokerage fees to the Managing Owner at the annual rate of 9.0% of the Trust's average month-end Net Assets of Unitholders interests (prior to reduction for accrued brokerage fees or Profit Share). The Managing owner retains the right to charge less than the annual brokerage rate of 9% to those subscribers who either invest $1,000,000 or more in the Units or subscribe without incurring the selling commission paid by the Managing Owner. The Managing Owner, not the Trust, will pay all routine costs of executing and clearing the Trust's futures and options trades, including brokerage commissions payable to the clearing brokers.

    Profit Share equal to 17.5% of any New Trading Profits (as defined) in excess of the highest cumulative level of Trading Profit as of any previous calendar quarter-end is added to the New Profits Memo Account. A transfer from such account to Managing Owner's capital account is made to the extent taxable capital gains are allocated to the Managing Owner.

    The Trust pays its legal, accounting, auditing, printing, postage and similar administrative expenses (including the Trustee's fees, the charges of an outside accounting services agency and the expenses of updating the Prospectus), as well as extraordinary costs.

6.  Trading Activities:

    All of the derivatives, owned by the Trust, including options, futures and forwards, are held for trading purposes. The results of the Trust's trading activity are shown in the statement of operations. The fair value

                                   Continued

THE MILLBURN WORLD RESOURCE TRUST
    of the derivative financial instruments, at December 31, 1997 and 1996, respectively was $5,312,436 and $4,127,777. The average fair value during the periods then ended (calculated on a monthly basis), approximated $3,510,394 and $3,351,056, respectively.

    The Trust conducts its trading activities with various brokers acting either as a broker or counterparty to various transactions. At December 31, 1997 and 1996, respectively, cash and treasury bills, aggregating $18,596,052 and $36,111,631, included in the Trust's equity in trading accounts are held by such brokers in segregated accounts as required by U.S. Commodity Futures Trading Commission's regulations.

7.  Derivative Instruments:

    The Trust is party to derivative financial instruments in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates. These instruments may be traded on an exchange or over-the-counter. Exchange traded instruments are standardized and include futures and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk.

    Market risk is the potential change in the value of the instruments traded by the Trust due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

    Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk is normally reduced to the extent that an exchange or clearing organization acts as a counterparty to futures or options transactions, since typically the collective credit of the members of the exchange is pledged to support the financial integrity of the exchange. In the case of over-the-counter transactions, the Trust must rely solely on the credit of the individual counterparties. The Trust's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition, not to the contract or notional amounts of the instruments.

                                   Continued

THE MILLBURN WORLD RESOURCE TRUST

8.  Open Derivative Instruments (Contracts) at December 31, 1997 and 1996:

                                                         December 31, 1997                   December 31, 1996
                                                      Notional or Contractual             Notional or Contractual
                                                       Amount of Commitments               Amount of Commitments
                                                   to Purchase         to Sell         to Purchase         to Sell
                                                 ---------------   ---------------   ---------------   ---------------
    Financial instruments                         $ 308,387,000     $  89,641,000     $ 252,988,000     $  17,461,000
    Stock indices                                       600,000        17,726,000        12,346,000        17,737,000
    Currencies*                                      16,768,000        48,924,000        69,560,000        90,704,000
    Energy                                                  --         33,784,000        13,082,000               --
    Agricultural                                     21,519,000        21,184,000        20,597,000        18,231,000
    Metals                                                  --         30,027,000         7,935,000        34,480,000
                                                 ---------------   ---------------   ---------------   ---------------
                                                  $ 347,274,000     $ 241,286,000     $ 376,508,000     $ 178,613,000
                                                 ===============   ===============   ===============   ===============

    *  Currencies include offsetting commitments to purchase and sell the same currency on the same date in the future.  These commitments are economically offsetting but are not, as a technical matter, offset in the forward market until the settlement date.

    The notional or contractual amounts of these derivative instruments, while not recorded in the financial statements reflect the extent of the Trust's involvement in these instruments.

                                                   Notional or Contractual
                                                    Amount of Commitments                  Unrealized Gain
                                                to Purchase         to Sell            Gross              Net
                                              ---------------   ---------------   ---------------   ---------------
    December 31, 1997:
       Exchange traded                         $ 331,269,000     $ 192,362,000     $   5,134,786     $   4,431,017
       Non-exchange traded                        16,005,000        48,924,000           691,714           485,363
                                              ---------------   ---------------   ---------------   ---------------
                                               $ 347,274,000     $ 241,286,000     $   5,826,500     $   4,916,380 **
                                              ===============   ===============   ===============   ===============
    December 31, 1996:
       Exchange traded                         $ 306,948,000     $  87,909,000     $   4,451,695     $   2,820,134
       Non-exchange traded                        69,560,000        90,704,000           876,180           621,647
                                              ---------------   ---------------   ---------------   ---------------
                                               $ 376,508,000     $ 178,613,000     $   5,327,875     $   3,441,781 ***
                                              ===============   ===============   ===============   ===============

       ** Includes net unrealized gain on exchange traded options of $163,054. *** Includes net unrealized gain on exchange traded options of $236,540.

                                   Continued

THE MILLBURN WORLD RESOURCE TRUST

9.   Termination:

     The Trust will terminate on December 31, 2025 or at an earlier date if certain conditions occur as defined in the Declaration of Trust and Trust Agreement.

10.  Redemptions:

     Units may be redeemed, at the option of any Unitholder, at Net Asset Value (as defined) as of the close of business on the last business day of any calendar month on ten business days' written notice to the Managing Owner. Persons who redeem Units at or prior to the end of the first and second successive six-month periods after such Units are sold will be assessed redemption charges of 4% and 3%, respectively (3% and 2%, respectively, in the case of subscriptions of $1,000,000 or more), of their redeemed Units' Net Asset Value as of the date of redemption. All redemption charges will be paid to the Managing Owner.

11.  Net Asset Value per Unit:

     Changes in net asset value per Unit during the years ended December 31, 1997 and 1996 and the period from September 13, 1995 (commencement of trading operations) to December 31, 1995:

                                                             Year Ended           Year Ended          Period Ended
                                                          December 31, 1997    December 31, 1996    December 31, 1995
                                                          -----------------    -----------------    -----------------
     Net realized and unrealized gains
      (losses) on futures, forwards and options            $        (19.79)     $         87.62      $         83.52
     Interest income                                                 72.56                36.05                14.46
     Foreign exchange gain (loss)                                     1.31                (1.24)               (0.38)
     Profit share expense                                           (14.56)              (14.12)              (19.16)
     Administrative expenses                                         (7.23)               (8.86)               (2.69)
                                                          -----------------    -----------------    -----------------
           Net income per unit                                       32.29                99.45                75.75

     Organization and offering costs                                   --                   --                (25.06)
                                                          -----------------    -----------------    -----------------
           Increase for the period                                   32.29                99.45                50.69

     Net asset value per Unit, beginning of period                1,150.14             1,050.69             1,000.00
                                                          -----------------    -----------------    -----------------

           Net asset value per Unit, end of period         $      1,182.43      $      1,150.14      $      1,050.69
                                                          =================    =================    =================

     Redemption value per Unit (before redemption charge)  $      1,182.43      $      1,154.81      $      1,072.34
                                                          =================    =================    =================

                                      F-10