Form 10-Q
period 1998-03-31
MILLBURN WORLD RESOURCE TRUST
filed 1998-08-13
CIK 943487

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the Quarterly Period Ended:  March 31, 1998
                                     or
           [ ]   Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


                      Commission File Number:  0-26932

                      THE MILLBURN WORLD RESOURCE TRUST
           (Exact name of registrant as specified in its charter)

             Delaware                             06-6415-583
  (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)             Identification No.)

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

          Yes    [X]                                      No    [ ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates: $73,284,881

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

THE MILLBURN WORLD RESOURCE TRUST

Statements of Financial Condition (UNAUDITED)

                                                31-Mar-98          31-Dec-97
Assets:                                       -------------      -------------
Investment in U.S. Treasury obligations
 - at value (amortized cost $63,340,711
 at March 31, 1998)                             63,340,711         57,499,754
Money market mutual funds                        7,496,561          9,944,556
Options owned, at market value (cost
 $513,666 at March 31, 1998)                       346,861            559,110
Unrealized appreciation on open contracts        2,054,299          4,753,326
Cash                                             2,633,884          2,105,808
                                              -------------      -------------
Total Assets                                  $ 75,872,316       $ 74,862,554
                                              =============      =============


Liabilities & Unitholders' Capital:
   Unrealized depreciation on
    open currency contracts                        682,857                 -
   Due to Managing Owner                                -                  -
   Accounts payable and accrued expenses            79,724             73,925
   Redemptions payable to unit holders, net        602,239            773,980
   Accrued brokerage commissions                   430,968            443,746
                                              -------------      -------------
Total Liabilities                                1,795,788          1,291,651

Trust Capital:
   Managing Owner interest                         791,647            776,209
   Unitholders interest (Units of Beneficial
    Interest outstanding - 61,930.240 at
    March 31, 1998)                             73,284,881         72,794,694
                                              -------------      -------------
Total Trust Capital                             74,076,528         73,570,903

                                              -------------      -------------
Total Liabilities and Trust Capital           $ 75,872,316       $ 74,862,554
                                              =============      =============

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Statements of Operations
For the three months ended March 31, 1998 and 1997 (UNAUDITED)

                                                    1998             1997
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed Contracts        4,522,189        6,668,046
   Change in Unrealized Gain(Loss)
    on Open Contracts                            (3,711,743)      (1,127,329)
   Interest Income                                  992,786          760,215
   Foreign Exchange Gain(Loss)                       16,155           (4,432)
                                                ------------     ------------
                                                $ 1,819,387      $ 6,296,500

Expenses:
   Brokerage Commissions                          1,619,704        1,423,091
   17.5% Profit Share (Accrued)                          -           695,667
   Administrative                                    59,404           84,123
   Organizational and Offering Expenses                  -            75,000
                                                ------------     ------------
                                                $ 1,679,108      $ 2,277,881
                                                ============     ============
Net Income(Loss)                                $   140,279      $ 4,018,619
Net Income(Loss) allocated to
 Managing Owner                                 $    15,438      $    61,356
Net Income(Loss) allocated to
 Unitholders                                    $   124,841      $ 3,957,263

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $      0.92      $     79.95

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Statements of Trust Capital
For the three months ended March 31, 1998 (UNAUDITED)

                                        Unit        Managing
                                      Holders         Owner          Total
                                    ------------   ------------   ------------
Trust Equity at December 31, 1997
 (61,563.868 Units)                  72,794,694        776,209     73,570,903
Addition of 2,282.313 Units           2,671,465             -       2,671,465
Redemption of 1,915.941 Units        (2,306,119)            -      (2,306,119)
Net Gain(Loss) in Trust Equity          124,841         15,438        140,279
                                    ------------   ------------   ------------
Trust Equity at March 31, 1998       73,284,881        791,647     74,076,528
 (61,930.240 Units)                 ============   ============   ============
Redemption Value per Unit
 at March 31, 1998                    1,183.35
                                    ============


Statements of Cash Flows
For the three months ended March 31, 1998 and 1997 (UNAUDITED)

                                                  1998           1997
                                              ------------   ------------
Cash Flows from Operating Activities:
   Net Income(Loss)                               140,279      4,018,619
   Adjustments to reconcile Net Income
    (Loss) to Net Cash Flows from
    Operating Activities:
      Decrease(Increase) in Equity in
       Futures and Forward Trading Accounts    (2,246,824)   (12,258,455)
      Increase(Decrease) in Accrued Expenses       (6,979)       690,596
                                              ------------   ------------
Net Cash Flows from Operating Activities       (2,113,524)    (7,549,240)

Cash Flows from Financing Activities:
   Subscription of Unitholder and Managing
    Owner Units and Unit Equivalents              193,605      4,281,548
                                              ------------   ------------
Net Change in Cash                             (1,919,919)    (3,267,692)

Cash - Beginning of Year                       12,050,364      8,302,592
                                              ------------   ------------
Cash - End of Period                           10,130,445      5,034,900
                                              ============   ============

See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST NOTES TO FORM 10-Q FINANCIAL STATEMENTS

These interim consolidated financial statements do not include all the disclosures contained in the annual financial statements. These interim statements have been prepared by management without audit by Independent Public Accountants. The consolidated statements of financial condition has been derived from the audited financial statements as of December 31, 1997. The consolidated results of operation as displayed, should not be considered indicative of results to be expected for the entire year.



Management discussion and analysis of the consolidated financial statements for the three months ended March 31, 1998:

                          31-Mar-98      31-Dec-97
                        -------------  -------------
        Ending Equity   $ 74,076,528   $ 73,570,903

The Trust's net assets increased 0.69% in the first quarter of 1998. This is the net result of subscriptions, redemptions, and net profit of 0.08% for the quarter.

Trading conditions deteriorated during the quarter. Hence, January profits were almost entirely offset by subsequent losses in February and March. Energy trading was very profitable for the quarter largely because declining energy prices benefited short positions in crude oil and heating oil. These gains were offset, however, by losses registered in trading stock index futures and soft commodities, especially cotton. Declining interest rates produced profits from long interest rate futures positions in January and February, but produced gains in March due primarily to the weakness of the yen vis-a-vis the U.S. dollar, Canadian dollar, and German mark.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 6th day of May, 1998.

   THE MILLBURN WORLD RESOURCE TRUST

   By:  Millburn Ridgefield Corporation,
        Managing Owner


   By   /s/ Tod A. Tanis                      May 6, 1998
          Tod A. Tanis
          Vice-President