Form 10-Q
period 1998-06-30
MILLBURN WORLD RESOURCE TRUST
filed 1998-08-13
CIK 943487

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the Quarterly Period Ended:  June 30, 1998
                                     or
           [ ]   Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


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

          Yes    [X]                                      No    [ ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates: $74,415,107

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

THE MILLBURN WORLD RESOURCE TRUST

Statements of Financial Condition (UNAUDITED)

                                                30-Jun-98          31-Dec-97
Assets:                                       -------------      -------------
Investment in U.S. Treasury obligations
 - at value (amortized cost $63,357,162
 at June 30, 1998)                              63,357,162         57,499,754
Money market mutual funds                        5,240,117          9,944,556
Options owned, at market value (cost
 $343,085 at June 30, 1998)                        447,562            559,110
Unrealized appreciation on open contracts        4,012,479          4,753,326
Cash                                             5,887,260          2,105,808
                                              -------------      -------------
Total Assets                                  $ 78,944,580       $ 74,862,554
                                              =============      =============


Liabilities & Unitholders' Capital:
   Unrealized depreciation on
    open currency contracts                      1,781,516                 -
   Due to Managing Owner                                -                  -
   Accounts payable and accrued expenses            48,377             73,925
   Redemptions payable to unit holders, net      1,430,481            773,980
   Accrued brokerage commissions                   450,535            443,746
                                              -------------      -------------
Total Liabilities                                3,710,909          1,291,651

Trust Capital:
   Managing Owner interest                         818,564            776,209
   Unitholders interest (Units of Beneficial
    Interest outstanding - 61,952.133 at
    June 30, 1998)                              74,415,107         72,794,694
                                              -------------      -------------
Total Trust Capital                             75,233,671         73,570,903

                                              -------------      -------------
Total Liabilities and Trust Capital           $ 78,944,580       $ 74,862,554
                                              =============      =============

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Statements of Operations
For the three months ended June 30, 1998 and 1997 (UNAUDITED)

                                                    1998             1997
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed Contracts          911,040         (437,952)
   Change in Unrealized Gain(Loss)
    on Open Contracts                             1,130,803       (1,148,255)
   Interest Income                                  945,779          891,654
   Foreign Exchange Gain(Loss)                      (14,558)         199,287
                                                ------------     ------------
                                                $ 2,973,064      $  (495,266)

Expenses:
   Brokerage Commissions                          1,624,727        1,523,428
   17.5% Profit Share (Accrued)                          -                -
   Administrative                                   126,967          171,419
   Organizational and Offering Expenses                  -            75,000
                                                ------------     ------------
                                                $ 1,751,694      $ 1,769,847
                                                ============     ============
Net Income(Loss)                                $ 1,221,370      $(2,265,113)
Net Income(Loss) allocated to
 Managing Owner                                 $    26,917      $   (11,045)
Net Income(Loss) allocated to
 Unitholders                                    $ 1,194,453      $(2,254,068)

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $     17.82      $    (42.63)

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Statements of Operations
For the six months ended June 30, 1998 and 1997 (UNAUDITED)

                                                    1998             1997
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed Contracts        5,433,229        6,230,094
   Change in Unrealized Gain(Loss)
    on Open Contracts                            (2,580,940)      (2,275,584)
   Interest Income                                1,938,565        1,651,869
   Foreign Exchange Gain(Loss)                        1,597          194,855
                                                ------------     ------------
                                                $ 4,792,451      $ 5,801,234

Expenses:
   Brokerage Commissions                          3,244,431        2,946,519
   17.5% Profit Share (Accrued)                          -           695,667
   Administrative                                   186,371          255,542
   Organizational and Offering Expenses                  -           150,000
                                                ------------     ------------
                                                $ 3,430,802      $ 4,047,728
                                                ============     ============
Net Income(Loss)                                $ 1,361,649      $ 1,753,506
Net Income(Loss) allocated to
 Managing Owner                                 $    42,355      $    50,311
Net Income(Loss) allocated to
 Unitholders                                    $ 1,319,294      $ 1,703,195

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $     18.74      $     37.32

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Statements of Trust Capital
For the six months ended June 30, 1998 (UNAUDITED)

                                        Unit        Managing
                                      Holders         Owner          Total
                                    ------------   ------------   ------------
Trust Equity at December 31, 1997
 (61,563.868 Units)                  72,794,694        776,209     73,570,903
Addition of 6,502.230 Units           7,439,160             -       7,439,160
Redemption of 6,113.965 Units        (7,138,041)            -      (7,138,041)
Net Gain(Loss) in Trust Equity        1,319,294         42,355      1,361,649
                                    ------------   ------------   ------------
Trust Equity at June 30, 1998        74,415,107        818,564     75,233,671
 (61,952.133 Units)                 ============   ============   ============
Redemption Value per Unit
 at June 30, 1998                     1,201.17
                                    ============


Statements of Cash Flows
For the six months ended June 30, 1998 and 1997 (UNAUDITED)

                                                  1998           1997
                                              ------------   ------------
Cash Flows from Operating Activities:
   Net Income(Loss)                             1,361,649      1,753,506
   Adjustments to reconcile Net Income
    (Loss) to Net Cash Flows from
    Operating Activities:
      Decrease(Increase) in Equity in
       Futures and Forward Trading Accounts    (3,223,496)    (7,869,453)
      Increase(Decrease) in Accrued Expenses      (18,759)       (21,104)
                                              ------------   ------------
Net Cash Flows from Operating Activities       (1,880,606)    (6,137,051)

Cash Flows from Financing Activities:
   Subscription of Unitholder and Managing
    Owner Units and Unit Equivalents              957,619     11,945,750
                                              ------------   ------------
Net Change in Cash                               (922,987)     5,808,699

Cash - Beginning of Year                       12,050,364      8,302,592
                                              ------------   ------------
Cash - End of Period                           11,127,377     14,111,291
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



Management discussion and analysis of the consolidated financial statements for the six months ended June 30, 1998:

                          30-Jun-98      31-Dec-97
                        -------------  -------------
        Ending Equity   $ 75,233,671   $ 73,570,903

The Trust's net assets increased 2.26% in the first half of 1998. This is the net result of subscriptions, redemptions, and net profit on trading.

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

Trading conditions, while volatile, improved during the second quarter of 1998. Consequently, profits during May and June outweighed losses registered in April. A down-trend in sugar and an up-trend in cotton produced good profits from the soft commodities sector. Also, a short position in aluminum benefited from a pronounced decline in aluminum prices. Declines in energy prices generated good profits from short positions in heating oil and crude oil. Finally, stock index futures were profitable largely due to a short position in the Hang Seng Index which was profitable as turmoil in the Far East continued. Meanwhile, interest rate trading was unprofitable as non-directional volatility produced losses in Australian, Canadian, and U.S. dollar based interest rate futures. Currency trading was also somewhat unprofitable.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 12th day of August, 1998.

   THE MILLBURN WORLD RESOURCE TRUST

   By:  Millburn Ridgefield Corporation,
        Managing Owner


   By   /s/ Tod A. Tanis                      August 12, 1998
          Tod A. Tanis
          Vice-President