Form 10-Q
period 1998-09-30
MILLBURN WORLD RESOURCE TRUST
filed 1998-10-28
CIK 943487

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the Quarterly Period Ended:  September 30, 1998
                                     or
           [ ]   Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


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

          Yes    [X]                                      No    [ ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates: $76,201,630

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

THE MILLBURN WORLD RESOURCE TRUST

Statements of Financial Condition (UNAUDITED)

                                                30-Sep-98          31-Dec-97
Assets:                                       -------------      -------------
Investment in U.S. Treasury obligations
 - at value (amortized cost $65,820,525
 at September 30, 1998)                         65,820,525         57,499,754
Money market mutual funds                               -           9,944,556
Options owned, at market value                          -             559,110
Unrealized appreciation on open contracts        7,388,918          4,753,326
Deferred Organizational Expenses                   116,535                 -
Cash                                             5,963,418          2,105,808
                                              -------------      -------------
Total Assets                                  $ 79,289,396       $ 74,862,554
                                              =============      =============


Liabilities & Unitholders' Capital:
   Unrealized depreciation on
    open currency contracts                        458,484                 -
   Due to Managing Owner                             4,259                 -
   Accounts payable and accrued expenses            54,931             73,925
   Redemptions payable to unit holders, net      1,250,258            773,980
   Accrued brokerage commissions                   447,357            443,746
                                              -------------      -------------
Total Liabilities                                2,215,289          1,291,651

Trust Capital:
   Managing Owner interest                         872,477            776,209
   Unitholders interest (Units of Beneficial
    Interest outstanding - 60,639.546 at
    September 30, 1998)                         76,201,630         72,794,694
                                              -------------      -------------
Total Trust Capital                             77,074,107         73,570,903

                                              -------------      -------------
Total Liabilities and Trust Capital           $ 79,289,396       $ 74,862,554
                                              =============      =============

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Statements of Operations
For the three months ended September 30, 1998 and 1997 (UNAUDITED)

                                                    1998             1997
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed Contracts          330,860       (3,377,495)
   Change in Unrealized Gain(Loss)
    on Open Contracts                             4,198,626         (715,850)
   Interest Income                                  975,662          899,130
   Foreign Exchange Gain(Loss)                      (26,234)        (118,737)
                                                ------------     ------------
                                                $ 5,478,914      $(3,312,952)

Expenses:
   Brokerage Commissions                          1,684,037        1,541,033
   17.5% Profit Share (Accrued)                          -                -
   Administrative                                   217,271           68,482
   Organizational and Offering Expenses                  -            50,000
                                                ------------     ------------
                                                $ 1,901,308      $ 1,659,515
                                                ============     ============
Net Income(Loss)                                $ 3,577,606      $(4,972,467)
Net Income(Loss) allocated to
 Managing Owner                                 $    53,913      $   (39,172)
Net Income(Loss) allocated to
 Unitholders                                    $ 3,523,693      $(4,933,295)

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $     55.46      $    (80.97)

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Statements of Operations
For the nine months ended September 30, 1998 and 1997 (UNAUDITED)

                                                    1998             1997
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed Contracts        5,764,089        2,852,599
   Change in Unrealized Gain(Loss)
    on Open Contracts                             1,617,686       (2,991,434)
   Interest Income                                2,914,227        2,550,999
   Foreign Exchange Gain(Loss)                      (24,637)          76,118
                                                ------------     ------------
                                                $10,271,365      $ 2,488,282

Expenses:
   Brokerage Commissions                          4,928,468        4,487,552
   17.5% Profit Share (Accrued)                          -           695,667
   Administrative                                   403,642          324,024
   Organizational and Offering Expenses                  -           200,000
                                                ------------     ------------
                                                $ 5,332,110      $ 5,707,243
                                                ============     ============
Net Income(Loss)                                $ 4,939,255      $(3,218,961)
Net Income(Loss) allocated to
 Managing Owner                                 $    80,830      $    11,139
Net Income(Loss) allocated to
 Unitholders                                    $ 4,718,146      $(3,230,100)

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $     74.20      $    (43.65)

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Statements of Trust Capital
For the nine months ended September 30, 1998 (UNAUDITED)

                                        Unit        Managing
                                      Holders         Owner          Total
                                    ------------   ------------   ------------
Trust Equity at December 31, 1997
 (61,563.868 Units)                  72,794,694        776,209     73,570,903
Addition of 8,349.393 Units           9,643,931             -       9,643,931
Redemption of 9,308.961 Units       (11,079,982)            -     (11,079,982)
Net Gain(Loss) in Trust Equity        4,842,987         96,268      4,939,255
                                    ------------   ------------   ------------
Trust Equity at September 30, 1998   76,201,630        872,477     77,074,107
 (60,639,546 Units)                 ============   ============   ============
Redemption Value per Unit
 at September 30, 1998                 1,256.63
                                    ============


Statements of Cash Flows
For the nine months ended September 30, 1998 and 1997 (UNAUDITED)

                                                  1998           1997
                                              ------------   ------------
Cash Flows from Operating Activities:
   Net Income(Loss)                             4,939,255     (3,218,961)
   Adjustments to reconcile Net Income
    (Loss) to Net Cash Flows from
    Operating Activities:
      Decrease(Increase) in Equity in
       Futures and Forward Trading Accounts   (10,055,303)   (12,103,673)
      Increase(Decrease) in Accrued Expenses      (11,124)       (17,156)
                                              ------------   ------------
Net Cash Flows from Operating Activities       (5,127,172)   (15,339,790)

Cash Flows from Financing Activities:
   Subscription of Unitholder and Managing
    Owner Units and Unit Equivalents             (959,774)    15,951,229
                                              ------------   ------------
Net Change in Cash                             (6,086,946)       611,439

Cash - Beginning of Year                       12,050,364      8,302,592
                                              ------------   ------------
Cash - End of Period                            5,963,418      8,914,031
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



Management discussion and analysis of the consolidated financial statements for the nine months ended September 30, 1998:

                          30-Sep-98      31-Dec-97
                        -------------  -------------
        Ending Equity   $ 77,074,107   $ 73,570,903


The Trust's net assets increased 4.76% in the first three quarters of 1998. This is the net result of subscriptions, redemptions, and net profit on trading.


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


The dominant influence on third quarter performance in the Trust was a worldwide "flight to quality". In the wake of the Russian default and devaluation, and subsequent hedge fund problems, investors sought the safety and liquidity of major country government debt securities. As a result, the Trust's long positions in Japanese, German, Spanish, French, Italian and US bond futures and options, as well as in short-term eurodollar and euroyen deposit futures, were extremely profitable. Short positions in corn and sugar also produced modest profits during the quarter. Currency trading had no appreciable effect on quarterly results as losses on long dollar positions in July and August were offset by gains on short positions in September. Metals prices were volatile throughout the quarter and losses were registered on both sides of industrial metals trading. Coffee and cotton markets also produced losses on small positions due to volatile price swings. Short energy positions were profit producers in July and August, but suffered similar losses when energy prices moved abruptly higher in September.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 28th day of October, 1998.

   THE MILLBURN WORLD RESOURCE TRUST

   By:  Millburn Ridgefield Corporation,
        Managing Owner


   By   /s/ Tod A. Tanis                      October 28, 1998
          Tod A. Tanis
          Vice-President