Form 10-Q/A
period 1998-09-30
MILLBURN WORLD RESOURCE TRUST
filed 1999-02-02
CIK 943487

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

The Year 2000 Computer Issue

Many existing computer systems use only two digits to refer to a year. This technique can cause the systems to treat the year 2000 as 1900, an effect commonly known as the "Year 2000 Problem." The Trust, like other financial and business organizations, depends on the smooth functioning of computer systems and could be adversely affected if the computer systems on which it relies do not properly process and calculate date-related information concerning dates on or after January 1, 2000.

The Managing Owner administers the business of the Trust through various systems and processes maintained by the Managing Owner. The Managing Owner's modifications for Year 2000 compliance are proceeding and are expected to be completed, with respect to mission-critical systems, by April 1999, and, with respect to other systems, by July 1999. The expenses incurred to date by the Managing Owner in preparing for Year 2000 compliance have not had a material adverse impact on the Managing Owner's financial position, and the expenses to be incurred in becoming fully
Year 2000 compliant are not expected to have a material adverse impact on the Managing Owner's financial position. The Trust itself has no systems or information technology applications relevant to its operations and, thus, has no expenses related to addressing the Year 2000 Problem.

In addition to the Managing Owner, the Trust is dependent on the capability of the various exchanges, Clearing Brokers and other third parties with which the Trust has material relationships to prepare adequately for the
Year 2000 Problem and its impact on their systems and processes.   The
major U.S. futures exchanges participated in the Futures Industry Association Y2K Beta Test during September 1998 and will participate in the Futures Industry Association Y2K industry-wide test for Year 2000 compliance during the first and second quarters of 1999. The Futures Industry Association
Y2K Tests are to test links with outside entities. The Clearing Brokers are addressing their Year 2000 issues and will participate in the Futures Industry Association Y2K industry-wide test for Year 2000 compliance during the first and second quarters of 1999. The Managing Owner is currently implementing procedures to monitor the progress of the Clearing Brokers, and other third parties with which the Trust has a material relationship in addressing their Year 2000 issues.

The most likely and most significant risk to the Trust associated with the lack of Year 2000 readiness is the failure of third parties, including the Clearing Brokers, exchanges, foreign exchange counterparties and various regulators to resolve their Year 2000 issues in a timely manner. This risk could involve the temporary inability to transfer funds electronically or to determine the Net Asset Value of the Trust, in which case sales could be suspended and/or redemption payments delayed until the Trust's assets could be valued and/or funds could be transferred. If the Managing Owner believes, prior to December 31, 1999, that any third party has failed to resolve a Year 2000 issue likely to have a material adverse impact on the Trust, the Managing Owner will attempt to close any Trust positions carried by such third party or exposed to such third party's failure to resolve its Year 2000 issue and to cease trading with or through such third party until such issue is resolved.

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