Form 10-K405
period 1998-12-31
MILLBURN WORLD RESOURCE TRUST
filed 1999-03-31
CIK 943487

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
                /X/ Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Fiscal Year Ended: December 31, 1998
                                       or
               / / Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Commission File Number: 0-26932

                        THE MILLBURN WORLD RESOURCE TRUST
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        06-6415-583
-------------------------------                      --------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

                       c/o MILLBURN RIDGEFIELD CORPORATION
                             411 West Putnam Avenue
                          Greenwich, Connecticut 06830
                       -----------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (203) 625-7554

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: UNITS OF BENEFICIAL
                                                                   INTEREST
                                                            --------------------
                                                             (Title of Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X                  No
                       -----                    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of February 28, 1999: $65,720,768

                       Documents Incorporated by Reference
                                      None

                                TABLE OF CONTENTS


                                                                                               Page
                                                                                               ----
                                     PART I

Item 1.     Business......................................................................       1

Item 2.     Properties....................................................................       2

Item 3.     Legal Proceedings.............................................................       2

Item 4.     Submission of Matters to a Vote of Security Holders...........................       2

                                     PART II

Item 5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters...........................................................       3

Item 6.     Selected Financial Data.......................................................       3

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................................       5

Item 7A.    Quantitative and Qualitative Disclosures About Market  Risk...................       7

Item 8.     Financial Statements and Supplementary Data...................................      11

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure...........................................      11

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant............................      11

Item 11.    Executive Compensation........................................................      13

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management....................................................................      14

Item 13.    Certain Relationships and Related Transactions................................      14

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports
            on Form 8-K...................................................................      14

                                     PART I

Item 1.  BUSINESS

         (a)   GENERAL DEVELOPMENT OF BUSINESS

         The Millburn World Resource Trust (the "Trust") is a business trust organized June 7, 1995 pursuant to a Declaration of Trust and Trust Agreement (the "Trust Agreement"), under the Delaware Business Trust Act. Between July 12, 1995 and September 11, 1995 (the "Initial Offering"), units of beneficial interest in the Trust (the "Units") were publicly offered at an initial price of $1,000 per Unit. The proceeds of the Initial Offering and interest thereon were held in escrow until September 13, 1995 at which time an aggregate of $15,141,664 was turned over to the Trust and the Trust commenced operations. Units continue to be offered on a monthly basis at Net Asset Value per unit. The offering is registered under the Securities Act of 1933, as amended. PaineWebber Incorporated acts as principal selling agent on a best efforts basis. A total of $93,393,477 of Units have been sold to the public as of December 31, 1998.

         The Trust engages in speculative trading in the futures, options and forward markets.

         Millburn Ridgefield Corporation (the "Managing Owner"), a Delaware corporation, is the managing owner and the commodity trading advisor for the Trust. The Managing Owner invested $400 in the Trust as an initial capital contribution to the Trust and $155,005 in the Trust at the outset of trading and subsequently has contributed an additional $417,000 as of December 31, 1998. After reflecting net income of $97,422 and profit share of $0, this investment totaled (after deductions for redemptions) $873,631, as of December 31, 1998.

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

         The Trust is open-ended and offers Units on a continuing basis at net asset value as of the first day of each month. Unitholders may redeem any or all of their Units upon 10 business days' written notice to the Managing Owner at their net asset value as of the last day of any month. Units redeemed on or prior to the end of the first and second successive six-month periods after their sale will pay a redemption charge of 4% and 3%, respectively, of the net asset value at which they are redeemed (3% and 2%, respectively, in the case of subscriptions for $1,000,000 or more). These redemption charges are paid to the Managing Owner. Requests for redemption will be honored and payment will be made, except in the event of highly unusual market disruptions, within 15 business days of the effective date of redemption.

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

         (b)   HOLDERS.

         As of December 31, 1998, there were 2,843 holders of Units.

         (c)   DIVIDENDS.

         No distributions or dividends have been made on the Units, and the Managing Owner has no present intention to make any.

         (d) RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES.

         Registrant has made no sales of unregistered securities within the past three years.

         REG. S-K ITEM  701(F)

         (1) The use of proceeds information is being disclosed for Registration Statement No. 33-90756 declared effective on July 12, 1995 and Registration Statement No. 333-50209, filed pursuant to Rule 429 under the Securities Act of 1933, declared effective May 18, 1998.

         (4)(iv) For the account of the issuer, the amount of Units sold as of December 31, 1998 is $93,393,477; and the aggregate offering price of the amount sold as of December 31, 1998 is $93,393,477.

         (vi) The net offering proceeds to the issuer totaled $93,393,477.

         (vii) From the effective date of the Registration Statements to December 31, 1998, the amount of net offering proceeds to the issuer for commodity futures and forward trading totaled $93,393,477.

Item 6.   SELECTED FINANCIAL DATA

         The following is a summary of operations for the fiscal years 1998, 1997 and 1996 and for the period from September 13, 1995 to December 31, 1995, and total assets of the Trust at December 31, 1998, 1997, 1996 and 1995. The Partnership commenced trading operations on September 13, 1995.

                                                           For the Year Ended   For the Year Ended    For the Year Ended
                                                           December 31, 1998     December 31, 1997    December 31, 1996
                                                           -----------------    -----------------     -----------------
Revenue:
   Net realized and unrealized trading gain
(loss), net of brokerage commissions of
$6,528,321,  $6,057,327, $3,998,675 and
$548,790 in 1998, 1997, 1996 and 1995,                           $578,319              $ (945,912)         $5,143,118
respectively

Interest income                                                 3,810,780               3,467,544           2,115,972
                                                               ----------              ----------          ----------
                                                                4,389,099               2,521,632           7,259,090
Foreign exchange gain (loss)                                     (198,930)                 62,685            (72,910)
                                                               ----------              ----------          ----------
        Total income                                           $4,190,169              $2,584,317          $7,186,180
                                                               ----------              ----------          ----------
Expenses:
   Profit share                                                        - -                695,667             829,081
   Administrative expenses                                        581,101                 345,473             519,753
                                                               ----------              ----------          ----------
   Total expenses                                                 581,101              $1,041,140          $1,348,834
                                                               ----------              ----------          ----------

Net Income                                                     $3,609,068              $1,543,177          $5,837,346
                                                               ----------              ----------          ----------
                                                               ----------              ----------          ----------
Total assets                                                  $76,437,649             $74,862,554         $58,916,566
                                                               ----------              ----------          ----------
                                                               ----------              ----------          ----------
Total limited partners' capital                               $72,947,006             $72,794,694         $54,723,006
                                                               ----------              ----------          ----------
                                                               ----------              ----------          ----------
Net asset value per Unit                                        $1,234.38               $1,182.43           $1,150.14
                                                               ----------              ----------          ----------
                                                               ----------              ----------          ----------
Redemption value per Unit                                       $1,234.38               $1,182.43           $1,154.81
                                                               ----------              ----------          ----------
                                                               ----------              ----------          ----------
Increase in net asset value per Unit                               $51.95                  $32.29              $99.45
                                                               ----------              ----------          ----------
                                                               ----------              ----------          ----------
Increase in redemption value per Unit                              $51.95                  $27.62              $82.47
                                                               ----------              ----------          ----------
                                                               ----------              ----------          ----------


                                                       For the period September 13, 1995
                                                              to December 31, 1995
                                                              --------------------
Revenue:
   Net realized and unrealized trading gain
(loss), net of brokerage commissions of
$6,528,321,  $6,057,327, $3,998,675 and
$548,790 in 1998, 1997, 1996 and 1995,                       $  2,733.790
respectively
Interest income                                                   303,229
                                                                ---------
                                                                3,037,019
Foreign exchange gain (loss)                                       (9,539)
                                                                ---------
        Total income                                            3,027,480
                                                                ---------
Expenses:
   Profit share                                                   460,840
   Administrative expenses                                         59,492
                                                                ---------
   Total expenses                                                 520,332
                                                                ---------

Net Income                                                   $  2,507,148
                                                                ---------
                                                                ---------
Total assets                                                  $27,177,664
                                                                ---------
                                                                ---------
Total limited partners' capital                               $25,201,890
                                                                ---------
                                                                ---------
Net asset value per Unit                                      $  1,050.69
                                                                ---------
                                                                ---------
Redemption value per Unit                                     $  1,072.34
                                                                ---------
                                                                ---------
Increase in net asset value per Unit                               $50.69
                                                                ---------
                                                                ---------
Increase in redemption value per Unit                              $72.34
                                                                ---------
                                                                ---------

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

         The Managing Owner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures primarily focus on (1) limiting trading to markets which the Managing Owner believes are sufficiently liquid in respect of the amount of trading contemplated; (2) diversifying positions among various markets; (3) limiting the assets committed as margin, generally within a range of 15% to 35% of an account's Net Assets at exchange minimum margins, (including imputed margins on forward positions) although the amount committed to margin at any time may be substantially higher; (4) prohibiting pyramiding (that is, using unrealized profits in a particular market as margin for additional positions in the same market); and (5) changing the equity utilized for trading by an account solely on a controlled periodic basis rather than as an automatic consequence of an increase in equity resulting from trading profits. The Trust controls credit risk by dealing exclusively with large, well capitalized financial institutions, such as the Brokers, as brokers and counterparties.

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

         LIQUIDITY

         The Trust's assets are generally held as cash or cash equivalents which are used to margin the Trust's futures positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to daily price fluctuation limits, which are inherent in the Trust's futures and forward trading, the Trust's assets are highly liquid and are expected to remain so. During its operations through December 31, 1998, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

1998

         During 1998, the Trust achieved gross trading gains of $7,106,640. Brokerage fees of 6,528,321 were paid or accrued. The Trust paid no Profit Shares. Interest income of $3,810,780 resulted in net income (after deduction for administrative expenses) of $3,609,068 and a 4.4% increase in the Net Asset Value per Unit.

         During 1998, the trust was profitable. Against a low inflation background, trading in interest rate futures was highly profitable, particularly during the third quarter when "flight to quality" produced sizable gains on long positions in U.S., European and Japanese interest rate futures. Short positions in Japanese government bond futures near year-end were also very profitable when the bond yield rebounded from an historically low level. Energy trading was also very profitable as short positions in crude oil, heating oil, London gas oil and unleaded gas benefited from the declining energy prices that reflected continuing slack demands worldwide combined with lack of production restraint from both OPEC and non-OPEC producers. Grain trading was fractionally profitable. Currency trading, while registering mixed results in various sectors, was slightly unprofitable overall. Trading on both sides of dollar/yen produced excellent results, but these gains were more than offset by losses on trading the European currencies against the dollar. Meanwhile, gains from trading exotic currencies were offset by losses in cross rate trading. Stock index trading lost money as gains in Hong Kong and U.S. index positioning fell short of losses in trading Japanese and Australian indices. Volatile, non-trending price action in copper futures resulted in losses in metal trading. In the softs sector, volatile swings in coffee and cocoa prices generated losses that overwhelmed the significant gains that were made in short sugar positions.

1997

         During 1997, the Trust achieved gross trading gains of $5,111,415. Brokerage fees of $6,057,327 and Profit Shares of $695,667 were paid or accrued. Interest income of $3,467,544 resulted in net income (after deduction for administrative expenses, but without reduction for organizational and initial offering cost reimbursement payments) of $1,543,177 and a 2.8% increase in the Net Asset Value per Unit.

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

1996

         During 1996, the Trust achieved gross trading gains of $9,141,793. Brokerage Fees of $3,998,675 and Profit Shares of $829,081 were paid or accrued. Interest income of $2,115,972 resulted in net income (after deduction for administrative expenses, but without reduction for organizational and initial offering cost reimbursement payments) of $5,837,346 and a 7.69% increase in the Net Asset Value per Unit (for redemption purposes).

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

         Inflation may be a significant factor in the Trust's profitability in light of the Trust's trading in energy, agricultural and metals markets. However, inflationary cycles can give rise to types of price movements which can either have a favorable or an adverse impact on the Trust's profitability.

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

         In addition to the Managing Owner, the Trust is dependent on the capability of the various exchanges, Clearing Brokers and other third parties with which the Trust has material relationships to prepare adequately for the Year 2000 Problem and its impact on their systems and processes. The major U.S. futures exchanges participated in the Futures Industry Association Y2K Beta Test during September 1998 and will participate in the Futures Industry Association Y2K industry-wide test for Year 2000 compliance during the first and second quarters of 1999. The Futures Industry Association Y2K Tests are to test links with outside entities. The Clearing Brokers are addressing their Year 2000 issues and will participate in the Futures Industry Association Y2K industry-wide test for Year 2000 compliance during the first and second quarters of 1999. The Managing Owner is currently implementing procedures to monitor the progress of the Clearing Brokers, exchanges and other third parties with which the Trust has a material relationship in addressing their Year 2000 issues.

         The most likely and most significant risk to the Trust associated with the lack of Year 2000 readiness is the failure of third parties, including the Clearing Brokers, exchanges, foreign exchange counterparties and various regulators to resolve their Year 2000 issues in a timely manner . This risk could involve the temporary inability to transfer funds electronically or to determine the Net Asset Value of the Trust, in which case it could become impossible for the Trust to continue trading activities and sales could be suspended and/or redemption payments delayed until the Trust's assets could be valued and/or funds could be transferred. If the Managing Owner believes, prior to December 31, 1999, that any third party has failed to resolve a Year 2000 issue likely to have a material adverse impact on the Trust, the Managing Owner will attempt to close any Trust positions carried by such third party or exposed to such third party's failure to resolve its Year 2000 issue and to cease trading with or through such third party until such issue is resolved.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTRODUCTION

PAST RESULTS ARE NOT NECESSARILY INDICATIVE OF FUTURE PERFORMANCE

         The Trust is a speculative commodity pool. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Trust's main line of business.

         Market movements result in frequent changes in the fair market value of the Trust's open positions and, consequently, in its earnings and cash flow. The Trust's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Trust's open positions and the liquidity of the markets in which it trades.

         The Trust can rapidly acquire and/or liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Trust's past performance is not necessarily indicative of its future results.

         Value at Risk is a measure of the maximum amount which the Trust could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Trust's speculative trading and the recurrence in the markets traded by the Trust of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Trust's experience to date (I.E., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Trust's losses in any market sector will be limited to Value at Risk or by the Trust's attempts to manage its market risk.

QUANTIFYING THE TRUST'S TRADING VALUE AT RISK

QUANTITATIVE FORWARD-LOOKING STATEMENTS

         THE FOLLOWING QUANTITATIVE DISCLOSURES REGARDING THE TRUST'S MARKET RISK EXPOSURES CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SAFE HARBOR FROM CIVIL LIABILITY PROVIDED FOR SUCH STATEMENTS BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (SET FORTH IN SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934). ALL QUANTITATIVE DISCLOSURES IN THIS SECTION ARE DEEMED TO BE FORWARD-LOOKING STATEMENTS FOR PURPOSES OF THE SAFE HARBOR, EXCEPT FOR STATEMENTS OF HISTORICAL FACT.

         The Trust's risk exposure in the various market sectors traded by the Managing Owner is quantified below in terms of Value at Risk. Due to the Trust's mark-to-market accounting, any loss in the fair value of the Trust's open positions is directly reflected in the Trust's earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

         Exchange maintenance margin requirements have been used by the Trust as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed 95-99% of the maximum one-day losses in the fair value of any given contract incurred during the time period over which historical price fluctuations are researched for purposes of establishing margin levels. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.


         In the case of market sensitive instruments which are not exchange traded (almost exclusively currencies in the case of the Trust), dealers' margins have been used as Value at Risk.


         The fair value of the Trust's futures and forward positions does not have any optionality component. However, the Managing Owner also trades commodity options on behalf of the Trust. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option.

         In quantifying the Trust's Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Trust's positions are rarely, if ever, 100% positively correlated have not been reflected.

THE TRUST'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS


         The following table indicates the trading Value at Risk associated with the Trust's open positions by market category as of December 31, 1998. As of December 31, 1998, the Trust's total capitalization was approximately $73.8 million.


                                      DECEMBER 31, 1998
                                  --------------------------
                          % OF TOTAL
MARKET SECTOR             VALUE AT RISK                 CAPITALIZATION
-------------             -------------                 --------------
Interest Rates            $  2.9 million                          3.9%
Currencies                $  4.4 million                          5.9%
Stock Indices             $  2.3 million                          3.1%
Metals                    $  1.9 million                          2.6%
Commodities               $  1.7 million                          2.3%
Energies                  $  1.9 million                          2.6%
                          --------------                --------------
  Total                   $ 15.1 million                         20.4%
                          --------------                --------------
                          --------------                --------------

MATERIAL LIMITATIONS ON VALUE AT RISK
AS AN ASSESSMENT OF MARKET RISK

         The face value of the market sector instruments held by the Trust is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Trust. The magnitude of the Trust's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions -- unusual, but historically recurring from time to time -- could cause the Trust to incur severe losses over a short period of time. The foregoing Value at Risk table -- as well as the past performance of the Trust -- give no indication of this "risk of ruin."

NON-TRADING RISK

         The Trust has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

         The Trust also has non-trading cash flow risk as a result of holding a substantial portion (approximately 88%) of its assets in U.S. Treasury bills and other short-term debt instruments (as well as any market risk they represent) for margin and cash management purposes. Although the Managing Owner does not anticipate that, even in the case of major interest rate movements, the Trust would sustain a material mark-to-market loss on its securities positions, if short-term interest rates decline so will the Trust's cash management income. The Trust also maintains a portion (approximately 3%) of its assets in cash in interest-bearing bank accounts. These cash balances are also subject (as well as any market risk they represent) to cash flow risk, which is not material.

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

         THE FOLLOWING QUALITATIVE DISCLOSURES REGARDING THE TRUST'S MARKET RISK EXPOSURES -- EXCEPT FOR (i) THOSE DISCLOSURES THAT ARE STATEMENTS OF HISTORICAL FACT AND (ii) THE DESCRIPTIONS OF HOW THE MANAGING OWNER MANAGES THE TRUST'S PRIMARY MARKET RISK EXPOSURES -- CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE SECURITIES EXCHANGE ACT. THE TRUST'S PRIMARY MARKET RISK EXPOSURES AS WELL AS THE STRATEGIES USED AND TO BE USED BY THE MANAGING OWNER FOR MANAGING SUCH EXPOSURES ARE SUBJECT TO NUMEROUS UNCERTAINTIES, CONTINGENCIES AND RISKS, ANY ONE OF WHICH COULD CAUSE THE ACTUAL RESULTS OF THE TRUST'S RISK CONTROLS TO DIFFER MATERIALLY FROM THE OBJECTIVES OF SUCH STRATEGIES. GOVERNMENT INTERVENTIONS, DEFAULTS AND EXPROPRIATIONS, ILLIQUID MARKETS, THE EMERGENCE OF DOMINANT FUNDAMENTAL FACTORS, POLITICAL UPHEAVALS, CHANGES IN HISTORICAL PRICE RELATIONSHIPS, AN INFLUX OF NEW MARKET PARTICIPANTS, INCREASED REGULATION AND MANY OTHER FACTORS COULD RESULT IN MATERIAL LOSSES AS WELL AS IN MATERIAL CHANGES TO THE RISK EXPOSURES AND THE RISK MANAGEMENT STRATEGIES OF THE TRUST. THERE CAN BE NO ASSURANCE THAT THE TRUST'S CURRENT MARKET EXPOSURE AND/OR RISK MANAGEMENT STRATEGIES WILL NOT CHANGE MATERIALLY OR THAT ANY SUCH STRATEGIES WILL BE EFFECTIVE IN EITHER THE SHORT- OR LONG-TERM. INVESTORS MUST BE PREPARED TO LOSE ALL OR SUBSTANTIALLY ALL OF THEIR INVESTMENT IN THE TRUST.

         The following were the primary trading risk exposures of the Trust as of December 31, 1998, by market sector.

         INTEREST RATES. Interest rate risk is the principal market exposure of the Trust. Interest rate movements directly affect the price of the sovereign bond positions held by the Trust and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Trust's profitability. The Trust's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Trust also takes positions in futures contracts on the government debt of smaller nations -- E.G., Spain. The Managing Owner anticipates that G-7 interest rates will remain the primary market exposure of the Trust for the foreseeable future. The changes in interest rates which have the most effect on the Trust are changes in long-term, as opposed to short-term, rates. Most of the speculative positions held by the Trust are in medium- to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Trust were the medium- to long-term rates to remain steady.

         CURRENCIES. The Trust's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Trust trades in a large number of currencies, including cross-rates -- I.E., positions between two currencies other than the U.S. dollar. However, the Trust's major exposures have typically been in the dollar/yen, dollar/mark and dollar/pound positions. The Managing Owner does not anticipate that the risk profile of the Trust's currency sector will change significantly in the future, although it is difficult at this point to predict the effect of the introduction of the Euro on the Managing Owner's currency trading strategies.

         STOCK INDICES. The Trust's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Trust are by law limited to futures on broadly based indices. As of December 31, 1998, the Trust's primary exposures were in the Simex (Singapore), Nikkei (Japan) and Hang Sang (Hong Kong) stock indices. The Trust is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices. (Static markets would not cause major market changes but would make it difficult for the Trust to avoid numerous small losses.)

         METALS. The World Resource program used for the Trust trades precious and base metals. The Trust's primary metals market exposure is to fluctuations in the price of gold aluminum, copper and zinc.

         COMMODITIES. The Trust's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Grains, coffee, sugar, cotton and cocoa accounted for the substantial bulk of the Trust's commodities exposure as of December 31, 1998. In the past, the Trust has had material market exposure to live cattle, orange juice and the soybean complex and may do so again in the future. However, the Trust will maintain an emphasis on grains, coffee, sugar, cotton and cocoa, in which the Trust has historically taken its largest commodity positions.

         ENERGY. The Trust's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Although the Managing Owner trades natural gas, oil is the dominant energy market exposure of the Trust. Oil prices are currently depressed, but they can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

         The following were the only non-trading risk exposures of the Trust as of December 31, 1998.

         FOREIGN CURRENCY BALANCES. The Trust's primary foreign currency balances are in Japanese yen, German marks, British pounds and Canadian and Hong Kong dollars. The Trust controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month).


         SECURITIES POSITIONS. The Trust's only market exposure in instruments held other than for trading is in its securities portfolio. The Trust holds only cash or interest-bearing, credit risk-free, short-term paper -- typically U.S. Treasury instruments with durations no longer than 1 year. Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Trust's securities, although substantially all of these short-term instruments are held to maturity.

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

         The Managing Owner attempts to control risk through the systematic application of its trading method, which includes a multi-system approach to price trend recognition, an analysis of market volatility, the application of certain money management principles, which may be revised from time to time, and adjusting leverage or portfolio size. In addition, the Managing Owner limits its trading to markets which it believes are sufficiently liquid in respect of the amount of trading it contemplates conducting.

         The Managing Owner develops trading systems using various classes of quantitative models and data such as price, volume and interest rates, and tests those systems in numerous markets against historical data to simulate trading results. the Managing Owner then analyses the profitability of the systems looking at such features as the percentage of profitable trades, the worst losses experienced, the average giveback of maximum profits on profitable trades and risk adjusted returns. The performance of all systems in the market are then ranked, and three or four systems are selected which make decisions in different ways at different times. This multi-system approach ensures that the total risk intended to be taken in a market is spread over several different strategies.

         The Managing Owner also attempts to assess market volatility as a means of monitoring and evaluating risk. In doing so, the Managing Owner uses a volatility overlay system which measures the risk in a portfolio's position in a market and signals a decrease in position size when risk increases and an increase in position size when risk decreases. The Managing Owner's volatility overlay maintains overall portfolio risk and distribution of risk across markets within designated ranges.

         The Managing Owner's risk management also focuses on money management principles applicable to a portfolio as a whole rather than to individual markets. The first principle is reducing overall portfolio volatility through diversification among markets. The Managing Owner seeks a portfolio in which returns from trading in different markets are not highly correlated, that is, in which returns are not all positive or negative at the same time. Additional money management principles include limiting the assets committed as margin or collateral, generally within a range of 15% to 35% of an account's net assets; avoiding the use of unrealized profits in a particular market as margin for additional positions in the same market; and changing the equity used for trading an account solely on a controlled periodic basis, not automatically due to an increase in equity from trading profits.

         Another important risk management function is the careful control of leverage or portfolio size. Leverage levels are determined by simulating the entire portfolio over the past five or ten years to determine the worst case experienced by the portfolio in the simulation period. The worst case or peak-to-trough drawdown, is measured from a daily high in portfolio assets to the subsequent daily low whether that occurs days, weeks or months after the daily high. If the Managing Owner considers the drawdown too severe, it reduces the leverage or portfolio size.

         The Managing Owner determines asset allocation among markets and position size on the basis of the money management principals and trading data research discussed above and the market experience of the Managing Owner's principals. From time to time the Managing Owner may adjust the size of a position, long or short, in any given market. Decisions to make such adjustments require the exercise of judgment and may include consideration of the volatility of the particular market; the pattern of price movements, both inter-day and intra-day; open interest; volume of trading; changes in spread relationships between various forward contracts; and overall portfolio balance and risk exposure.

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

         The principals and senior officers of Millburn Ridgefield Corporation as of December 31, 1998 are as follows:

         Harvey Beker, age 45. Mr. Beker is President, Co-Chief Executive Officer and a Director of Millburn Ridgefield and The Millburn Corporation, and a partner of ShareInVest Research L.P. He received a Bachelor of Arts degree in economics from New York University in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at Clayton Brokerage Co. of St. Louis. Mr. Beker has been employed by The Millburn Corporation since June 1978. During his tenure at Millburn, he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in 1982.

         George E. Crapple, age 54. Mr. Crapple is Co-Chief Executive Officer and a Director of Millburn Ridgefield and a Director of The Millburn Corporation and a partner of ShareInVest Research L.P. In 1966 he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa. In 1969 he graduated from Harvard Law School, MAGNA CUM LAUDE, where he was a member of the Harvard Law Review. He was a lawyer with Sidley & Austin, Chicago, Illinois, from 1969 until April 1, 1983, as a partner since 1975, specializing in commodities, securities, corporate and tax law. He was first associated with Millburn Ridgefield in 1976 and joined Millburn Ridgefield Corporation on April 1, 1983 on a full-time basis. Mr. Crapple is a member of the Board of Directors and a former Chairman of the Eastern Regional Business Conduct Committee of the NFA, Vice-Chairman of the Board of Directors, member of the Executive Committee of the Managed Funds Association, a member of the Financial Products Advisory Committee of the CFTC and a former member of the Board of Directors and Nominating Committee of the Futures Industry Association.

         Gregg R. Buckbinder, age 40. Mr. Buckbinder is Senior Vice President and Chief Operating Officer of Millburn Ridgefield and The Millburn Corporation. He graduated CUM LAUDE from Pace University in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He joined Millburn in January 1998 from Odyssey Partners, L.P. where he was responsible for the operation, administration and accounting of the firm's merchant banking and managed account businesses. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from 1985 to 1990 where he was First Vice President and Controller, and from 1983 to 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from 1984 to 1985 as a manager in the tax department and from 1980 to 1983 as a senior auditor, with an emphasis on clients in the financial services business. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

         Mark B. Fitzsimmons, age 51. Mr. Fitzsimmons is a Senior Vice-President of The Managing Owner and The Millburn Corporation and a partner of ShareInVest Research L.P. His responsibilities include both marketing and investment strategy. He graduated SUMMA CUM LAUDE from the University of Bridgeport, Connecticut in 1970 with a B.S. in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. He joined The Managing Owner in January 1990 from Morgan Stanley & Co. Incorporated where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm. From 1977 to 1987 he was with Chemical Bank New York Corporation, first as a Senior Economist in Chemical's Foreign Exchange Advisory Service and later as a Vice-President and Manager of Chemical's Corporate Trading Group. While at Chemical he also traded both foreign exchange and fixed income products. From 1973 to 1977 Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department.

         Barry Goodman, age 41. Mr. Goodman is an Executive Vice-President, Director of Trading and Co-Director of Research of The Managing Owner and The Millburn Corporation and a partner of ShareInVest Research L.P. His responsibilities include overseeing the firm's trading operation and managing its trading relationships, as well as the design and implementation of trading systems. He graduated MAGNA CUM LAUDE from Harpur College of the State University of New York in 1979 with a B.A. in economics. From 1980 through late 1982 he was a commodity trader for E. F. Hutton & Co., Inc. At Hutton he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. He joined The Managing Owner in 1982 as Assistant Director of Trading.

         Dennis B. Newton, age 47. Mr. Newton is a Senior Vice-President of The Managing Owner. His primary responsibilities are in administration and marketing. Prior to joining The Managing Owner in September 1991, Mr. Newton was President of Phoenix Asset Management, Inc., a registered commodity pool operator from April 1990 to August 1991. Prior to his employment with Phoenix, Mr. Newton was a Director of Managed Futures with Prudential-Bache Securities Inc. from September 1987 to March 1990. Mr. Newton joined Prudential-Bache from Heinold Asset Management, Inc. where he was a member of the senior management team. Heinold was a pioneer and one of the largest sponsors of funds utilizing futures and currency forward trading.

         Grant N. Smith, age 47. Mr. Smith is an Executive Vice-President and Co-Director of Research of The Managing Owner and The Millburn Corporation and a partner of ShareInVest Research L.P. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision- support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology in 1974 and an M.S. degree from M.I.T. in 1975. While at M.I.T. he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined The Managing Owner in 1975.

         Malcolm H. Wiener, age 63. Mr. Wiener is the founder of Millburn Ridgefield, The Millburn Corporation and ShareInVest Research L.P., serves as an adviser to these entities and is a major investor in funds managed by Millburn Ridgefield and ShareInVest Research L.P. He does not, however, have investment or operational authority or responsibility for any of these entities or supervisory authority over their officers or employees. Mr. Wiener graduated MAGNA CUM LAUDE from Harvard College in 1957, where his field of concentration was Economics and he was elected to Phi Beta Kappa. From 1957 to 1960 he served as an officer in the United States Navy. Mr. Wiener graduated from the Harvard Law School in 1963 and practiced law in New York City specializing in corporate law and financial transactions until 1973. Mr. Wiener began research on and the trading of futures contracts pursuant to systematic trading methods and money management principles in 1971 and the management on a full time basis of private funds in this area in 1973. He is the author of numerous papers on the history of trade and is a member of the Council on Foreign Relations. He serves on the boards or visiting committees of various non-profit institutions including the Kennedy School of Government and the Wiener Center for Social Policy at Harvard University, the Harvard Art Museums, the Metropolitan Museum in New York, the Museum of Fine Arts in Boston, the American School of Classical Studies in Athens and the Council on Economic Priorities in New York.

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

         (b)   SECURITY OWNERSHIP OF MANAGEMENT

         Under the terms of the Trust Agreement, the Trust's affairs are managed by the Managing Owner, which has discretionary authority over the Trust's trading. The Managing Owner's managing owner interest was valued at $873,631 as of December 31, 1998, 1.18% of the Partnership's total equity, the equivalent of
707.75 Units.

         (c)   CHANGES IN CONTROL

         None.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See "Item 11. EXECUTIVE COMPENSATION" and "Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." The Trust allocated to the Managing Owner $6,528,321 in brokerage fees and $0 in profit share for the year ended December 31, 1998. The Managing Owners' managing owner interest showed an allocation of gain of $97,422 for the year ended December 31, 1998. The Trust is prohibited from making any loans.

                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                                      REPORTS ON FORM 8-K

         (a)(1)   FINANCIAL STATEMENTS

         The following are included with the 1998 Report of Independent Accountants, a copy of which is filed hereto as Exhibit 13.01.


                                                                              Page
                                                                              ----
         Affirmation of Millburn Ridgefield Corporation                        F-1
         Report of Independent Accountants                                     F-2
         Statements of Financial Condition As
            of December 31, 1998 and 1997                                      F-3
         Statements of Operations for the years ended
            December 31, 1998, 1997 and 1996                                   F-4
         Statements of Changes in Trust Capital for the years
            ended December 31, 1998, 1997 and 1996                             F-5
         Notes to Financial Statements                                         F-6

         (a)(2) FINANCIAL STATEMENT SCHEDULES

         All Schedules are omitted for the reason that they are not required or are not applicable because equivalent information has been included in the financial statements or the notes thereto.

         (a)(3) EXHIBITS AS REQUIRED BY ITEM 601 OF REGULATION S-K

         The following exhibits are included herewith.

                DESIGNATION       DESCRIPTION

                13.01     1998 Report of Independent Accountants

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

                3.01      Amended and Restated Declaration of Trust and Trust
                          Agreement

                  (b)   REPORTS ON FORM 8-K

         No report on Form 8-K was filed by the Partnership during the quarter ended December 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Greenwich and State of Connecticut on the 26th day of March, 1999.


                           THE MILLBURN WORLD RESOURCE TRUST

                           By:  The Managing Owner Corporation,
                                                 Managing Owner

                           By /s/ Harvey Beker
                              ---------------------------------
                                  Harvey Beker
                                  President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing Owner of the Registrant in the capacities and on the date indicated.

                                 Title with
Signature                        General Partner                     Date
---------                        ---------------                     ----

/s/ Harvey Beker            President, Co-Chief                  March 26, 1999
-----------------------     Executive Officer and Director
    Harvey Beker            (Principal Financial and Accounting
                             Officer)

/s/ George E. Crapple       Vice-Chairman Co-Chief Executive     March 26, 1999
-----------------------     Executive Officer and Director
    George E. Crapple       (Principal Executive Officer)

         (Being the principal executive officer, the principal financial and accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

Millburn Ridgefield Corporation          Managing Owner of Registrant
March 26, 1999


By /s/ Harvey Beker
  -----------------------------
       Harvey Beker
       President