Form 10-Q
period 1999-03-31
MILLBURN WORLD RESOURCE TRUST
filed 1999-05-14
CIK 943487

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the Quarterly Period Ended:  March 31, 1999
                                     or
           [ ]   Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


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

          Yes    [X]                                      No    [ ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates: $64,226,533

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

THE MILLBURN WORLD RESOURCE TRUST

Statements of Financial Condition (UNAUDITED)

                                                31-Mar-99          31-Dec-98
Assets:                                       -------------      -------------
Investment in U.S. Treasury obligations
 - at value (amortized cost $59,493,317
 at March 31, 1999)                             59,493,317         64,994,543
Money market mutual funds                        2,154,350          2,278,968
Unrealized appreciation on open contracts        3,649,237          6,974,974
Cash                                             3,376,241          3,646,692
                                              -------------      -------------
Total Assets                                  $ 68,673,145       $ 77,895,177
                                              =============      =============


Liabilities & Unitholders' Capital:
   Unrealized depreciation on
    open currency contracts                      1,485,639          1,457,528
   Accounts payable and accrued expenses            77,405             62,706
   Redemptions payable to unit holders, net      1,678,779          2,066,608
   Accrued brokerage commissions                   365,392            487,698
                                              -------------      -------------
Total Liabilities                                3,607,215          4,074,540

Trust Capital:
   Managing Owner interest                         839,397            873,631
   Unitholders interest (Units of Beneficial
    Interest outstanding - 55,147.911 at
    March 31, 1999)                             64,226,533         72,947,006
                                              -------------      -------------
Total Trust Capital                             65,065,930         73,820,637

                                              -------------      -------------
Total Liabilities and Trust Capital           $ 68,673,145       $ 77,895,177
                                              =============      =============

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Statements of Operations
For the three months ended March 31, 1999 and 1998 (UNAUDITED)

                                                    1999             1998
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed Contracts         (112,812)       4,522,189
   Change in Unrealized Gain(Loss)
    on Open Contracts                            (3,353,848)      (3,711,743)
   Interest Income                                  802,950          992,786
   Foreign Exchange Gain(Loss)                       64,791           16,155
                                                ------------     ------------
                                                $(2,598,919)     $ 1,819,387

Expenses:
   Brokerage Commissions                          1,485,847        1,619,704
   17.5% Profit Share (Accrued)                          -                -
   Administrative                                    76,081           59,404
   Organizational and Offering Expenses                  -                 -
                                                ------------     ------------
                                                $ 1,561,928      $ 1,679,108
                                                ============     ============
Net Income(Loss)                                $(4,160,847)     $   140,279
Net Income(Loss) allocated to
 Managing Owner                                 $   (34,234)     $    15,438
Net Income(Loss) allocated to
 Unitholders                                    $(4,126,613)     $   124,841

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $    (69.76)     $       .92

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Statements of Trust Capital
For the three months ended March 31, 1999 (UNAUDITED)

                                        Unit        Managing
                                      Holders         Owner          Total
                                    ------------   ------------   ------------
Trust Equity at December 31, 1998
 (59,096.099 Units)                  72,947,006        873,631     73,820,637
Addition of 800.278 Units               939,589             -         939,589
Redemption of 4,780.401 Units        (5,533,449)            -      (5,533,449)
Net Gain(Loss) in Trust Equity       (4,126,613)       (34,234)    (4,160,847)
                                    ------------   ------------   ------------
Trust Equity at March 31, 1999       64,226,533        839,397     65,065,930
 (55,147.911 Units)                 ============   ============   ============
Redemption Value per Unit
 at March 31, 1999                    1,164.62
                                    ============


Statements of Cash Flows
For the three months ended March 31, 1999 and 1998 (UNAUDITED)

                                                  1999           1998
                                              ------------   ------------
Cash Flows from Operating Activities:
   Net Income(Loss)                            (4,160,847)       140,279
   Adjustments to reconcile Net Income
    (Loss) to Net Cash Flows from
    Operating Activities:
      Decrease(Increase) in Equity in
       Futures and Forward Trading Accounts     8,855,074     (2,246,824)
      Increase(Decrease) in Accrued Expenses     (107,608)        (6,979)
                                              ------------   ------------
Net Cash Flows from Operating Activities        4,586,619     (2,113,524)

Cash Flows from Financing Activities:
   Subscription of Unitholder and Managing
    Owner Units and Unit Equivalents           (4,981,688)       193,605
                                              ------------   ------------
Net Change in Cash                               (395,069)    (1,919,919)

Cash - Beginning of Year                        5,925,660     12,050,364
                                              ------------   ------------
Cash - End of Period                            5,530,591     10,130,445
                                              ============   ============

See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST NOTES TO FORM 10-Q FINANCIAL STATEMENTS

These interim consolidated financial statements do not include all the disclosures contained in the annual financial statements. These interim statements have been prepared by management without audit by Independent Public Accountants. The consolidated statements of financial condition has been derived from the audited financial statements as of December 31, 1998. The consolidated results of operation as displayed, should not be considered indicative of results to be expected for the entire year.

There has been no material change with respect to market risk since the Trust made market risk disclosures under "Quantitative and Qualitative Disclosures About Market Risk" in the Annual Report of the Trust for 1998 as filed with the SEC on Form 10-K.


Management discussion and analysis of the consolidated financial statements for the three months ended March 31, 1999:

                          31-Mar-99      31-Dec-98
                        -------------  -------------
        Ending Equity   $ 65,065,930   $ 73,820,637


The Trust's net assets decreased 11.86% in the first quarter of 1999. This is the net result of subscriptions, redemptions, and net losses on trading.

The Trust was unprofitable during the first quarter of 1999. Losses in trading softs, agricultural commodities and metals, and to a lesser extent stock indices and exotic currencies, overwhelmed good profit performance in energy and major currency trading. Volatility in coffee and sugar markets surrounding the "brief economic crisis" in Brazil produced significant losses in both of these commodities, especially in January when prices collapsed abruptly. Industrial metals (copper, aluminum and zinc) produced losses on both long and short positions as they whipsawed down and up throughout the quarter. Corn, after declining during January and February, rebounded in March creating a loss on existing short positions. Meanwhile, long crude oil, heating oil, London gasoil, and unleaded gasoline positions were very profitable as energy prices climbed, particularly in March amid signs of economic stabilization in the Far East and South America, and as the Kosovo conflict heightened. Also, long US dollar positions vis-a-vis the Euro and other European currencies were very profitable reflecting relatively strong economic performance and higher interest rates in the US than in Europe.

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

The Managing Owner administers the business of the Trust through various systems and processes maintained by the Managing Owner. The Managing Owner's modifications for Year 2000 compliance are proceeding and are expected to be completed, with respect to mission-critical and all other systems, by July 1999. The expenses incurred to date by the Managing Owner in preparing for Year 2000 compliance have not had a material adverse impact on the Managing Owner's financial position, and the expenses to be incurred in becoming fully Year 2000 compliant are not expected to have a material adverse impact on the Managing Owner's financial position. The Trust itself has no systems or information technology applications relevant to its operations and, thus, has no expenses related to addressing the Year 2000 Problem.

In addition to the Managing Owner, the Trust is dependent on the capability of the various exchanges, Clearing Brokers and other third parties with which the Trust has material relationships to prepare adequately for the
Year 2000 Problem and its impact on their systems and processes.   The
major U.S. futures exchanges participated in the Futures Industry Association Y2K Beta Test during September 1998 and will participate in the Futures Industry Association Y2K industry-wide test for Year 2000 compliance during the first and second quarters of 1999. The Futures Industry Association
Y2K Tests are to test links with outside entities. The Clearing Brokers are addressing their Year 2000 issues and will participate in the Futures Industry Association Y2K industry-wide test for Year 2000 compliance during the first and second quarters of 1999. The Managing Owner has implemented procedures to monitor the progress of the Clearing Brokers, and other third parties with which the Trust has a material relationship in addressing their Year 2000 issues.

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

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 4th day of May, 1999.

   THE MILLBURN WORLD RESOURCE TRUST

   By:  Millburn Ridgefield Corporation,
        Managing Owner


   By   /s/ Tod A. Tanis                      May 4, 1999
          Tod A. Tanis
          Vice-President