Form 10-Q
period 1999-06-30
MILLBURN WORLD RESOURCE TRUST
filed 1999-08-10
CIK 943487

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the Quarterly Period Ended:  June 30, 1999
                                     or
           [ ]   Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


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

          Yes    [X]                                      No    [ ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates: $65,490,830

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

THE MILLBURN WORLD RESOURCE TRUST

Statements of Financial Condition (UNAUDITED)

                                                30-Jun-99          31-Dec-98
Assets:                                       -------------      -------------
Investment in U.S. Treasury obligations
 - at value (amortized cost $59,953,464
 at June 30, 1999)                              59,953,464         64,994,543
Money market mutual funds                        2,334,398          2,278,968
Unrealized appreciation on open contracts        5,185,853          6,974,974
Cash                                               982,947          3,646,692
                                              -------------      -------------
Total Assets                                  $ 68,456,662       $ 77,895,177
                                              =============      =============


Liabilities & Unitholders' Capital:
   Unrealized depreciation on
    open currency contracts                             -           1,457,528
   Due to Managing Owner                            42,254                 -
   Accounts payable and accrued expenses            44,505             62,706
   Redemptions payable to unit holders, net      1,518,314          2,066,608
   Accrued brokerage commissions                   442,916            487,698
                                              -------------      -------------
Total Liabilities                                2,047,989          4,074,540

Trust Capital:
   Managing Owner interest                         917,843            873,631
   Unitholders interest (Units of Beneficial
    Interest outstanding - 52,464.250 at
    June 30, 1999)                              65,490,830         72,947,006
                                              -------------      -------------
Total Trust Capital                             66,408,673         73,820,637

                                              -------------      -------------
Total Liabilities and Trust Capital           $ 68,456,662       $ 77,895,177
                                              =============      =============

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Statements of Operations
For the three months ended June 30, 1999 and 1998 (UNAUDITED)

                                                    1999             1998
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed Contracts        2,547,107          911,040
   Change in Unrealized Gain(Loss)
    on Open Contracts                             3,022,255        1,130,803
   Interest Income                                  776,723          945,779
   Foreign Exchange Gain(Loss)                      (41,288)         (14,558)
                                                ------------     ------------
                                                $ 6,304,797      $ 2,973,064

Expenses:
   Brokerage Commissions                          1,478,563        1,624,727
   Administrative                                   119,982          126,967
                                                ------------     ------------
                                                $ 1,598,545      $ 1,751,694
                                                ============     ============
Net Income(Loss)                                $ 4,706,252      $ 1,221,370
Net Income(Loss) allocated to
 Managing Owner                                 $    78,446      $    26,917
Net Income(Loss) allocated to
 Unitholders                                    $ 4,627,806      $ 1,194,453

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $     83.67      $     17.82

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Statements of Operations
For the six months ended June 30, 1998 and 1997 (UNAUDITED)

                                                    1999             1998
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed Contracts        2,434,295        5,433,229
   Change in Unrealized Gain(Loss)
    on Open Contracts                              (331,593)      (2,580,940)
   Interest Income                                1,579,673        1,938,565
   Foreign Exchange Gain(Loss)                       23,503            1,597
                                                ------------     ------------
                                                $ 3,705,878      $ 4,792,451

Expenses:
   Brokerage Commissions                          2,964,410        3,244,431
   17.5% Profit Share (Accrued)                          -                -
   Administrative                                   196,063          186,371
   Organizational and Offering Expenses                  -                -
                                                ------------     ------------
                                                $ 3,160,473      $ 3,430,802
                                                ============     ============
Net Income(Loss)                                $   545,405      $ 1,361,649
Net Income(Loss) allocated to
 Managing Owner                                 $    44,212      $    42,355
Net Income(Loss) allocated to
 Unitholders                                    $   501,193      $ 1,319,294

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $     13.91      $     18.74

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Statements of Trust Capital
For the six months ended June 30, 1999 (UNAUDITED)

                                        Unit        Managing
                                      Holders         Owner          Total
                                    ------------   ------------   ------------
Trust Equity at December 31, 1998
 (59,096.099 Units)                  72,947,006        873,631     73,820,637
Addition of 1,555,875 Units           1,835,938             -       1,835,938
Redemption of 8,255.915 Units        (9,803,635)            -      (4,803,635)
Net Gain(Loss) in Trust Equity          501,193         44,212        545,405
                                    ------------   ------------   ------------
Trust Equity at June 30, 1999        65,490,830        917,843     66,408,673
 (52,464.250 Units)                 ============   ============   ============
Redemption Value per Unit
 at June 30, 1999                     1,248.29
                                    ============


Statements of Cash Flows
For the six months ended June 30, 1999 and 1998 (UNAUDITED)

                                                  1999           1998
                                              ------------   ------------
Cash Flows from Operating Activities:
   Net Income(Loss)                           $   545,405    $ 1,361,649
   Adjustments to reconcile Net Income
    (Loss) to Net Cash Flows from
    Operating Activities:
      Decrease(Increase) in Equity in
       Futures and Forward Trading Accounts     5,407,426     (3,223,496)
       Increase(Decrease) in Accrued Expenses     (55,483)       (18,759)
                                              ------------   ------------
Net Cash Flows from Operating Activities      $ 5,897,348    $(1,880,606)

Cash Flows from Financing Activities:
   Subscription of Unitholder and Managing
    Owner Units and Unit Equivalents           (8,505,663)       957,619
                                              ------------   ------------
Net Change in Cash                             (2,608,315)      (922,987)

Cash - Beginning of Year                        5,925,660     12,050,364
                                              ------------   ------------
Cash - End of Period                            3,317,345     11,127,377
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



Management discussion and analysis of the consolidated financial statements for the six months ended June 30, 1999:

                          30-Jun-99      31-Dec-98
                        -------------  -------------
        Ending Equity   $ 66,408,673   $ 73,820,637

The Trust's net assets decreased 10.04% in the first half of 1999. This is the net result of subscriptions, redemptions, and net profit on trading.

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

The Trust registered a sizable advance during the second quarter of 1999. Profits from trading interest rate and stock index futures led the way, with smaller gains produced in metals, currency and energy trading. On the other hand, trading in softs and agricultural markets was a losing proposition. The most prominent feature of the global financial landscape during the quarter was rising interest rates worldwide. Consequently, short positions in both long-term and short-term interest rate futures for the US, Europe and Japan were highly profitable. Notwithstanding these rising interest rates, long positions in the Japanese Nikkei and Topix, and the Hong Kong Hang Seng stock indices resulted in gains as the continuing recovery following the Asia meltdown attracted more and more investors who had been underweight Asia in their portfolios. In the same way, long positions in exotic currencies were profitable due at least in part to these equity flows. A long dollar position versus the persistently weak euro was also profitable. On the other hand, trading of dollar/yen was unprofitable as Japan's currency continued to whipsaw in the broad 115-125 (Yen) range. Turning to metals, a short position in gold benefited from continuing official sales of the precious metal, and a long position in aluminum produced a gain. The rally in energy prices persisted in April, but withered later in the quarter so that on balance energy trading was only fractionally profitable. The price of coffee swung violently during the quarter and losses were registered on both long and short positions. A failed rally in grain prices at the start of the quarter was followed by broad range trading thereafter, resulting in losses from this sector.

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

The Managing Owner administers the business of the Trust through various systems and processes maintained by the Managing Owner. The Managing Owner's modifications for Year 2000 compliance are proceeding and are expected to be completed, with respect to mission-critical and all other systems, by the 3rd quarter of 1999. The expenses incurred to date by the Managing Owner in preparing for Year 2000 compliance have not had a material adverse impact on the Managing Owner's financial position, and the expenses to be incurred in becoming fully Year 2000 compliant are not expected to have a material adverse impact on the Managing Owner's financial position. The Trust itself has no systems or information technology applications relevant to its operations and, thus, has no expenses related to addressing the Year 2000 Problem.

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

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 29th day of July, 1999.

   THE MILLBURN WORLD RESOURCE TRUST

   By:  Millburn Ridgefield Corporation,
        Managing Owner


   By   /s/ Tod A. Tanis                      July 29, 1999
          Tod A. Tanis
          Vice-President