Form 10-Q
period 1999-09-30
MILLBURN WORLD RESOURCE TRUST
filed 1999-11-12
CIK 943487

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the Quarterly Period Ended:  September 30, 1999
                                     or
           [ ]   Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


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

          Yes    [X]                                      No    [ ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates: $60,657,484.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

THE MILLBURN WORLD RESOURCE TRUST

Statements of Financial Condition (UNAUDITED)

                                                30-Sep-99          31-Dec-98
Assets:                                       -------------      -------------
Investment in U.S. Treasury obligations
 - at value (amortized cost $57,706,570.00
 at September 30, 1999)                         57,706,570         64,994,543
Money market mutual funds                        2,809,789          2,278,968
Unrealized appreciation on open contracts        2,029,643          6,974,974
Cash                                             1,597,045          3,646,692
                                              -------------      -------------
Total Assets                                  $ 64,143,047       $ 77,895,177
                                              =============      =============


Liabilities & Unitholders' Capital:
   Unrealized depreciation on
    open currency contracts                             -           1,457,528
   Accounts payable and accrued expenses            58,557             62,706
   Redemptions payable to unit holders, net      2,074,530          2,066,608
   Accrued brokerage commissions                   413,922            487,698
                                              -------------      -------------
Total Liabilities                                2,547,009          4,074,540

Trust Capital:
   Managing Owner interest                         938,554            873,631
   Unitholders interest (Units of Beneficial
    Interest outstanding - 48,449.084 at
    September 30,1999)                          60,657,484         72,947,006
                                              -------------      -------------
Total Trust Capital                             61,596,038         73,820,637

                                              -------------      -------------
Total Liabilities and Trust Capital           $ 64,143,047       $ 77,895,177
                                              =============      =============

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Statements of Operations
For the three months ended September 30, 1999 and 1998 (UNAUDITED)

                                                    1999             1998
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed Contracts        4,076,975          330,860
   Change in Unrealized Gain(Loss)
    on Open Contracts                            (3,150,591)       4,198,626
   Interest Income                                  788,504          975,662
   Foreign Exchange Gain(Loss)                      (89,556)         (26,234)
                                                ------------     ------------
                                                $ 1,625,332      $ 5,478,914

Expenses:
   Brokerage Commissions                          1,389,006        1,684,037
   17.5% Profit Share (Accrued)                          -                -
   Administrative                                    93,469          217,271
   Organizational and Offering Expenses                  -                 -
                                                ------------     ------------
                                                $ 1,482,475      $ 1,901,308
                                                ============     ============
Net Income(Loss)                                $   142,857      $ 3,577,606
Net Income(Loss) allocated to
 Managing Owner                                 $    20,711      $    53,913
Net Income(Loss) allocated to
 Unitholders                                    $   122,146      $ 3,523,693

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $      3.69     $      55.46

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Statements of Operations
For the nine months ended September 30, 1999 and 1998 (UNAUDITED)

                                                    1999             1998
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed Contracts        6,511,270        5,764,089
   Change in Unrealized Gain(Loss)
    on Open Contracts                            (3,482,184)       1,617,686
   Interest Income                                2,368,177        2,914,227
   Foreign Exchange Gain(Loss)                      (66,053)         (24,637)
                                                ------------     ------------
                                                $ 5,331,210      $10,271,365

Expenses:
   Brokerage Commissions                          4,353,416        4,928,468
   Administrative                                   289,532          403,642
                                                ------------     ------------
                                                $ 4,642,948      $ 5,332,110
                                                ============     ============
Net Income(Loss)                                $   688,262      $ 4,939,255
Net Income(Loss) allocated to
 Managing Owner                                 $    64,923      $    96,268
Net Income(Loss) allocated to
 Unitholders                                    $   623,339      $ 4,842,987

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $     17.60     $      74.20

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Statements of Trust Capital
For the three months ended September 30, 1999 (UNAUDITED)

                                        Unit        Managing
                                      Holders         Owner          Total
                                    ------------   ------------   ------------
Trust Equity at December 31, 1998
 (59,096.099 Units)                  72,947,006        873,631     73,820,637
Addition of 2,027.047 Units           2,412,724             -       2,412,724
Redemption of 12,767.309 Units      (15,325,585             -     (15,325,585)
Net Gain(Loss) in Trust Equity          623,339         64,923        688,262
                                    ------------   ------------   ------------
Trust Equity at September 30, 1999   60,657,484        938,554     61,596,038
 (48,449.084 Units)                 ============   ============   ============
Redemption Value per Unit
 at September 30, 1999                 1,251.98
                                    ============


Statements of Cash Flows
For the nine months ended September 30, 1999 and 1998 (UNAUDITED)

                                                  1999           1998
                                              ------------   ------------
Cash Flows from Operating Activities:
   Net Income(Loss)                               142,857      4,939,255
   Adjustments to reconcile Net Income
    (Loss) to Net Cash Flows from
    Operating Activities:
      Decrease(Increase) in Equity in
       Futures and Forward Trading Accounts    11,321,111    (10,055,303)
      Increase(Decrease) in Accrued Expenses      (77,855)       (11,124)
                                              ------------   ------------
Net Cash Flows from Operating Activities       11,386,113     (5,127,172)

Cash Flows from Financing Activities:
   Subscription of Unitholder and Managing
    Owner Units and Unit Equivalents          (12,904,939)       959,774
                                              ------------   ------------
Net Change in Cash                             (1,518,826)    (6,086,946)

Cash - Beginning of Year                        5,925,660     12,050,394
                                              ------------   ------------
Cash - End of Period                            4,406,834      5,963,418
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


Management discussion and analysis of the consolidated financial statements for the nine months ended September 30, 1999:

                          30-Sep-99      31-Dec-98
                        -------------  -------------
        Ending Equity   $ 61,596,038   $ 73,820,637

The Trust's net assets decreased 16.56% in the first three quarters of 1999. This is the net result of subscriptions, redemptions, and net losses on trading.

The Trust's NAV rose fractionally during the third quarter as gains from non-financial markets - energy, metals, and agricultural commodities-marginally outdistanced losses produced in trading interest rate, stock index and currency futures and forwards.

Prices of crude oil and products exhibited a strong advance during the quarter, and long positions in crude oil, heating oil, unleaded gasoline and London gas oil were profitable. Natural gas prices, which are not directly influenced by OPEC policies to restrict production, were volatile throughout the summer and produced losses on both long and short positions. Expanding world growth pushed up industrial metals prices and generated profits on long aluminum zinc and copper positions. A short gold position was profitable in July as prices continued their long-term decline, and, then, after central banks announced they would limit future gold sales, a long gold position was also profitable when prices rebounded. Prices of agricultural goods were volatile over the summer, but a long sugar position and a short coffee position resulted in a fractional gain for the sector.

Uncertainty concerning Japanese monetary and fiscal policy produced volatile, non-directional price activity in euro-yen and Japanese government bond futures. Similarly, in the United States, market participants grappled with the implications of continuing strong growth, rising inflation concerns and incessant threats of official interest rate increases by the Federal Reserve. Consequently, short positions in US and Japanese interest rate futures produced losses in the quarter that were greater than the gains registered on short positions in European interest rate futures.

Not surprisingly, these interest rate uncertainties also had a negative impact on foreign exchange rates. Losses were registered on both long and short dollar positions versus the euro, Swiss franc, Danish kroner and Norwegian krona. These losses outweighed gains from long yen positions against various currencies and from exotic currency trading.

With such volatility in interest rates and foreign exchange rates, it is probably not unexpected to note that stock index futures were also erratic in the July-September quarter. Hence, losses were registered on both long and short positions in the Hang Seng and Nikkei indices, and on a long Topix index position.


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

The Managing Owner administers the business of the Trust through various systems and processes maintained by the Managing Owner. The Managing Owner's modifications for Year 2000 compliance are substantially complete. The expenses incurred to date by the Managing Owner in preparing for Year 2000 compliance have not had a material adverse impact on the Managing Owner's financial position, and any additional expenses that may be incurred in connection with Year 2000 related matters are not expected to have a material adverse impact on the Managing Owner's financial position. The Trust itself has no systems or information technology applications relevant to its operations and, thus, has no expenses related to addressing the Year 2000 Problem.

In addition to the Managing Owner, the Trust is dependent on the capability of the various exchanges, Clearing Brokers and other third parties with which the Trust has material relationships to prepare adequately for the
Year 2000 Problem and its impact on their systems and processes.   The
major U.S. futures exchanges participated in the Futures Industry Association Y2K Beta Test during September 1998 and have participated in the Futures Industry Association Y2K industry-wide test for Year 2000 compliance during the first and second quarters of 1999. The Futures Industry Association
Y2K Tests are to test links with outside entities. The Clearing Brokers are addressing their Year 2000 issues and have participated in the Futures Industry Association Y2K industry-wide test for Year 2000 compliance during the first and second quarters of 1999. The Managing Owner believes that those tests have been successful. The Managing Owner has implemented procedures to monitor the progress of the Clearing Brokers, and other third parties with which the Trust has a material relationship in addressing their Year 2000 issues.

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

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 11th day of November, 1999.

   THE MILLBURN WORLD RESOURCE TRUST

   By:  Millburn Ridgefield Corporation,
        Managing Owner


   By   /s/ Tod A. Tanis                      November 11, 1999
          Tod A. Tanis
          Vice-President