Form 10-K405
period 1999-12-31
MILLBURN WORLD RESOURCE TRUST
filed 2000-03-30
CIK 943487

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                /X/ Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Fiscal Year Ended: December 31, 1999

                                       or

              / / Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Commission File Number: 0-26932

                        THE MILLBURN WORLD RESOURCE TRUST
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                         06-6415-583
-------------------------------                     ---------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

                       c/o MILLBURN RIDGEFIELD CORPORATION
                             411 West Putnam Avenue
                          Greenwich, Connecticut 06830
                    -----------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:   (203) 625-7554

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

                          UNITS OF BENEFICIAL INTEREST
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes /X/                  No  / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of February 29, 2000: $48,270,400

                       Documents Incorporated by Reference

                                      None

                                                 TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----
                                                      PART I

Item 1.           Business................................................................................     1

Item 2.           Properties..............................................................................     2

Item 3.           Legal Proceedings.......................................................................     3

Item 4.           Submission of Matters to a Vote of Security Holders.....................................     3


                                                      PART II

Item 5.           Market for the Registrant's Common Equity and Related
                  Stockholder Matters.....................................................................     3

Item 6.           Selected Financial Data.................................................................     3

Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................................................     5

Item 7A.          Quantitative and Qualitative Disclosures About Market  Risk.............................     7

Item 8.           Financial Statements and Supplementary Data.............................................    12

Item 9.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.....................................................    12


                                                     PART III

Item 10.          Directors and Executive Officers of the Registrant......................................    12


Item 11.          Executive Compensation..................................................................    14

Item 12.          Security Ownership of Certain Beneficial Owners and Management..........................    14

Item 13.          Certain Relationships and Related Transactions..........................................    14


                                                      PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K.............................................................................   15

                                     PART I

Item 1.   BUSINESS

         (a)   GENERAL DEVELOPMENT OF BUSINESS

         The Millburn World Resource Trust (the "Trust") is a business trust organized June 7, 1995 pursuant to a Declaration of Trust and Trust Agreement (the "Trust Agreement"), under the Delaware Business Trust Act. Between July 12, 1995 and September 11, 1995 (the "Initial Offering"), units of beneficial interest in the Trust (the "Units") were publicly offered at an initial price of $1,000 per Unit. The proceeds of the Initial Offering and interest thereon were held in escrow until September 13, 1995 at which time an aggregate of $15,141,664 was turned over to the Trust and the Trust commenced operations. Units continue to be offered on a monthly basis at Net Asset Value per unit. The offering is registered under the Securities Act of 1933, as amended. PaineWebber Incorporated acts as principal selling agent on a best efforts basis. A total of $96,161,427 of Units have been sold to the public as of December 31, 1999.

         The Trust engages in speculative trading in the futures, options and forward markets.

         Millburn Ridgefield Corporation (the "Managing Owner"), a Delaware corporation, is the managing owner and the commodity trading advisor for the Trust. The Managing Owner invested $400 in the Trust as an initial capital contribution to the Trust and $155,005 in the Trust at the outset of trading and subsequently has contributed an additional $417,000 as of December 31, 1999. After reflecting a net loss of $24,973 and profit share of $0, this investment totaled (after deductions for redemptions) $848,658, as of December 31, 1999.

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

         (b)   HOLDERS.

         As of December 31, 1999, there were 2200 holders of Units.

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

         (4)(iv) For the account of the issuer, the amount of Units sold as of December 31, 1999 is $96,161,427; and the aggregate offering price of the amount sold as of December 31, 1999 is $96,161,427.

         (vi) The net offering proceeds to the issuer totaled $96,161,427.

         (vii) From the effective date of the Registration Statements to December 31, 1999, the amount of net offering proceeds to the issuer for commodity futures and forward trading totaled $96,161,427.

Item 6.   SELECTED FINANCIAL DATA

         The following is a summary of operations for the fiscal years 1999, 1998, 1997 and 1996 and for the period from September 13, 1995 to December 31, 1995, and total assets of the Trust at December 31, 1999, 1998, 1997, 1996 and 1995. The Partnership commenced trading operations on September 13, 1995.

                                                                                                                    For the period
                                For the Year Ended  For the Year Ended  For the Year Ended  For the Year Ended   September 13, 1995
                                December 31, 1999   December 31, 1998   December 31, 1997   December 31, 1996   to December 31, 1995
                                ------------------  ------------------  ------------------  ------------------  --------------------
Revenue:

   Net realized and unrealized
trading gain (loss), net of
brokerage commissions of
$5,496,697, $6,528,321,
$6,057,327, $3,998,675 and
$548,790 in 1999, 1998, 1997,

1996 and 1995, respectively            $ (8,946,891)     $    578,319       $   (945,912)       $  5,143,118        $  2,733.790

Interest income                           3,026,673         3,810,780          3,467,544           2,115,972             303,229
                                       ============      ============       ============        ============        ============
                                         (5,920,218)        4,389,099          2,521,632           7,259,090           3,037,019
Foreign exchange gain (loss)                (33,211)         (198,930)            62,685             (72,910)             (9,539)
                                       ============      ============       ============        ============        ============
        Total income                   $ (5,953,429)     $  4,190,169       $  2,584,317        $  7,186,180           3,027,480
                                       ============      ============       ============        ============        ============
Expenses:

   Administrative expenses                  389,267           581,101            345,473             519,753              59,492
                                       ============      ============       ============        ============        ============
   Total expenses                           389,267           581,101       $  1,041,140        $  1,348,834             520,332
                                                         ============       ============        ============        ============
Net Income (loss)                      $ (6,342,696)     $  3,609,068       $  2,238,844        $  6,666,427        $  2,967,988
                                                         ============       ============        ============        ============
Less Profit Share
 to General Partner                              --                --       $    695,667        $    829,081        $    460,840

Net income (loss) for
 pro rata allocation to partners                 --      $  3,609,068       $  1,543,117        $  5,837,346        $  2,507,148
Total assets                           $ 53,150,824      $ 76,437,649       $ 74,862,554        $ 58,342,769          27,177,664
                                       ============      ============       ============        ============        ============
Total limited partners' capital        $ 49,635,958      $ 72,947,006       $ 72,794,694        $ 54,723,006          25,201,890
                                       ============      ============       ============        ============        ============
Net asset value per Unit               $   1,109.88      $   1,234.38       $   1,182.43        $   1,150.14            1,050.69
                                       ============      ============       ============        ============        ============
Redemption value per Unit              $   1,109.88      $   1,234.38       $   1,182.43        $   1,154.81            1,072.34
                                       ============      ============       ============        ============        ============
Increase in net asset value per Unit   $    (124.50)     $      51.95       $      32.29        $      99.45        $      50.69
                                       ============      ============       ============        ============        ============
Increase in redemption value per Unit  $    (124.50)     $      51.95       $      27.62        $      82.47        $      72.34
                                       ============      ============       ============        ============        ============

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

         The Trust trades futures, options and forward contracts on interest rates, commodities, currencies, metals, energy and stock indices. Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk). Market risk is generally to be measured by the face amount of the futures positions acquired and the volatility of the markets traded. The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may require margin in the over-the-counter markets.

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

         LIQUIDITY

         The Trust's assets are generally held as cash or cash equivalents which are used to margin the Trust's futures positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to daily price fluctuation limits, which are inherent in the Trust's futures and forward trading, the Trust's assets are highly liquid and are expected to remain so. During its operations through December 31, 1999, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

1999

         During 1999, the Trust suffered trading losses of $3,450,194. Brokerage fees of $5,496,697 were paid or accrued. The Trust paid no Profit Shares. Interest income of $3,026,673 partially offset the Trust's losses and expenses resulting in a net loss (inclusive of administrative expenses) of $6,342,696 and a 10.1% decrease in the Net Asset Value per Unit.

         1999 was a difficult year for managed futures traders and the Trust posted a sizable loss. The one bright spot was the energy sector where a broad uptrend provided significant profit opportunities in crude oil and oil products. Sill, extreme volatility in natural gas prices resulted in losses that reduced the positive impact from this sector. Similarly, in currency trading, solid profits from short Euro positions vis-a-vis the dollar, yen, and Eastern European currencies were largely offset by losses from trading yen, Swiss franc and Norwegian krone. Mixed results also occurred in stock indices where gains from trading the Hang Seng, Topix and S&P indices were largely offset by losses in Nikkei index positions. Interest rates too produced mixed results, with losses from Japanese and U.S. interest rate futures overwhelming gains from European futures trading. Metals trading showed a similar pattern. Profits from gold and aluminum trading were greatly offset by losses from zinc and copper. Meanwhile, trading of grains (corn, soybeans, wheat) was modestly unprofitable. Finally, with extreme price volatility affecting coffee and sugar trading throughout 1999, the softs sector was highly unprofitable for the year.

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

         The fair value of the Trust's futures and forward positions does not have any optionality component. However, the Managing Owner may also trade commodity options on behalf of the Trust. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option.

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

THE TRUST'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

         The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for fiscal year 1999 and the actual trading Value at Risk as of December 31, 1998. During fiscal year 1999, the Trust's average total capitalization was approximately $60,888,816 .As of December 31, 1998, the Trust's total capitalization was approximately $73.8 million.

                                                FISCAL YEAR 1999

                           Average Value           % of Average       Highest Value At   Lowest Value At
     Market Sector            At Risk             Capitalization             Risk               Risk
     --------------         -----------         -----------------     ----------------   ----------------
    Interest Rates         $ 1.7                2.8%                  $ 2.4              $ 1.4
    Currencies             $ 5.8                9.5%                  $ 6.9              $ 4.5
    Stock Indices          $ 1.7                2.8%                  $ 2.2              $ 1.1
    Metals                 $ 1.2                2.1%                  $ 1.7              $ 0.6
    Commodities            $ 0.9                1.5%                  $ 1.3              $ 0.7
    Energy                 $ 1.8                2.8%                  $ 3.5              $ 0.8

         Total             $13.2               21.6%

         Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for each calendar quarter-end during the fiscal year. Average Capitalization is the average of the Trust's capitalization at the end of each calendar quarter of fiscal year 1999. Dollar amounts represent millions of dollars.

                                               DECEMBER 31, 1998

                                                                                     % of Total
         Market Sector                             Value At Risk                    Capitalization
         -------------                             -------------                     --------------
         Interest Rates                            $  2.9 million                       3.9%
         Currencies                                $  4.4 million                       5.9%
         Stock Indices                             $  2.3 million                       3.1%
         Metals                                    $  1.9 million                       2.6%
         Commodities                               $  1.7 million                       2.3%
         Energies                                  $  1.9 MILLION                       2.6%
                                                   --------------
            Total                                  $15.1 million                        20.4 %
                                                   =============                        ======

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

         The following were the primary trading risk exposures of the Trust as of December 31, 1999, by market sector.

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

         CURRENCIES. The Trust's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Trust trades in a large number of currencies, including cross-rates -- I.E., positions between two currencies other than the U.S. dollar. However, the Trust's major exposures have typically been in the dollar/yen, dollar/euro and dollar/swiss positions. The Managing Owner does not anticipate that the risk profile of the Trust's currency sector will change significantly in the future.

         STOCK INDICES. The Trust's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Trust are by law limited to futures on broadly based indices. As of December 31, 1999, the Trust's primary exposures were in the Simex (Singapore), Nikkei (Japan) and Hang Sang (Hong Kong) stock indices. The Trust is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices. (Static markets would not cause major market changes but would make it difficult for the Trust to avoid numerous small losses.)

         METALS. The World Resource program used for the Trust trades precious and base metals. The Trust's primary metals market exposure is to fluctuations in the price of gold aluminum, copper and zinc.

         COMMODITIES. The Trust's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Grains, coffee, sugar, cotton and cocoa accounted for the substantial bulk of the Trust's commodities exposure as of December 31, 1999. In the past, the

Trust has had material market exposure to live cattle, orange juice and the soybean complex and may do so again in the future. However, the Trust will maintain an emphasis on grains, coffee, sugar, cotton and cocoa, in which the Trust has historically taken its largest commodity positions.

         ENERGY. The Trust's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Although the Managing Owner trades natural gas, oil is the dominant energy market exposure of the Trust. Oil prices are volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

         The following were the only non-trading risk exposures of the Trust as of December 31, 1999.

         FOREIGN CURRENCY BALANCES. The Trust's primary foreign currency balances are in Japanese yen, euro and Hong Kong dollars. The Trust controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month).

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

         The Managing Owner develops trading systems using various classes of quantitative models and data such as price, volume and interest rates, and tests those systems in numerous markets against historical data to simulate trading results. The Managing Owner then analyses the profitability of the systems looking at such features as the percentage of profitable trades, the worst losses experienced, the average giveback of maximum profits on profitable trades and risk adjusted returns. The performance of all systems in the market are then ranked, and a number of systems (typically, four to ten) are selected which make decisions in different ways at different times. This multi-system approach ensures that the total risk intended to be taken in a market is spread over several different strategies.

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

         Another important risk management function is the careful control of leverage or portfolio size. Leverage levels are determined by simulating the entire portfolio over the past five or ten years to determine the worst case experienced by the portfolio in the simulation period. The worst case or peak-to-trough drawdown is measured from a daily high in portfolio assets to the subsequent daily low whether that occurs days, weeks or months after the daily high. If the Managing Owner considers the drawdown too severe, it reduces the leverage or portfolio size.

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

         The principals and senior officers of Millburn Ridgefield Corporation as of December 31, 1998 are as follows:

         Harvey Beker, age 46. Mr. Beker is President, Co-Chief Executive Officer and Co-Chairman of Millburn Ridgefield and The Millburn Corporation, and a partner of ShareInVest Research L.P. He received a Bachelor of Arts degree in economics from New York University in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at Clayton Brokerage Co. of St. Louis. Mr. Beker has been employed by The Millburn Corporation since June 1978. During his tenure at Millburn, he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in 1982.

         George E. Crapple, age 55. Mr. Crapple is Co-Chief Executive Officer and a Co-Chairman of Millburn Ridgefield and a Director of The Millburn Corporation and a partner of ShareInVest Research L.P. In 1966 he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa. In 1969 he graduated from Harvard Law School, MAGNA CUM LAUDE, where he was a member of the Harvard Law Review. He was a lawyer with Sidley & Austin, Chicago, Illinois, from 1969 until April 1, 1983, as a partner since 1975, specializing in commodities, securities, corporate and tax law. He was first associated with Millburn Ridgefield in 1976 and joined Millburn Ridgefield Corporation on April 1, 1983 on a full-time basis. Mr. Crapple is a director and member of the Executive Committee and a former Chairman of the Eastern Regional Business Conduct Committee of the NFA, Chairman of the Managed Funds Association, a member of the Financial Products Advisory Committee of the CFTC and a former member of the Board of Directors and Nominating Committee of the Futures Industry Association.

         Gregg R. Buckbinder, age 41. Mr. Buckbinder is Senior Vice President and Chief Operating Officer of Millburn Ridgefield and The Millburn Corporation. He graduated CUM LAUDE from Pace University in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He joined Millburn in January 1998 from Odyssey Partners, L.P. where he was responsible for the operation, administration and accounting of the firm's merchant banking and managed account businesses. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from 1985 to 1990 where he was First Vice President and Controller, and from 1983 to 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from 1984 to 1985 as a manager in the tax department and from 1980 to 1983 as a senior auditor, with an emphasis on clients in the financial services business. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

         Mark B. Fitzsimmons, age 52. Mr. Fitzsimmons is a Senior Vice-President of The Managing Owner and The Millburn Corporation and a partner of ShareInVest Research L.P. His responsibilities include both marketing and investment strategy. He graduated SUMMA CUM LAUDE from the University of Bridgeport, Connecticut in 1970 with a B.S. in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. He joined The Managing Owner in January 1990 from Morgan Stanley & Co. Incorporated where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm. From 1977 to 1987 he was with Chemical Bank New York Corporation, first as a Senior Economist in Chemical's Foreign Exchange Advisory Service and later as a Vice-President and Manager of Chemical's Corporate Trading Group. While at Chemical he also traded both foreign exchange and fixed income products. From 1973 to 1977 Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department.

         Barry Goodman, age 42. Mr. Goodman is an Executive Vice-President, Director of Trading and Co-Director of Research of The Managing Owner and The Millburn Corporation and a partner of ShareInVest Research L.P. His responsibilities include overseeing the firm's trading operation and managing its trading relationships, as well as the design and implementation of trading systems. He graduated MAGNA CUM LAUDE from Harpur College of the State University of New York in 1979 with a B.A. in economics. From 1980 through late 1982 he was a commodity trader for E. F. Hutton & Co., Inc. At Hutton he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. He joined The Managing Owner in 1982 as Assistant Director of Trading.

         Dennis B. Newton, age 48. Mr. Newton is a Senior Vice-President of The Managing Owner. His primary responsibilities are in administration and marketing. Prior to joining The Managing Owner in September 1991, Mr. Newton was President of Phoenix Asset Management, Inc., a registered commodity pool operator from April 1990 to August 1991. Prior to his employment with Phoenix, Mr. Newton was a Director of Managed Futures with Prudential-Bache Securities Inc. from September 1987 to March 1990. Mr. Newton joined Prudential-Bache from Heinold Asset Management, Inc. where he was a member of the senior management team. Heinold was a pioneer and one of the largest sponsors of funds utilizing futures and currency forward trading.

         Grant N. Smith, age 48. Mr. Smith is an Executive Vice-President and Co-Director of Research of The Managing Owner and The Millburn Corporation and a partner of ShareInVest Research L.P. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology in 1974 and an M.S. degree from M.I.T. in 1975. While at M.I.T. he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined The Managing Owner in 1975.

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

         (b)   SECURITY OWNERSHIP OF MANAGEMENT

         Under the terms of the Trust Agreement, the Trust's affairs are managed by the Managing Owner, which has discretionary authority over the Trust's trading. The Managing Owner's managing owner interest was valued at $848,658 as of December 31, 1999, 1.68% of the Partnership's total equity, the equivalent of
764.64 Units.

         (c)   CHANGES IN CONTROL

         None.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See "Item 11. EXECUTIVE COMPENSATION" and "Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." The Trust allocated to the Managing Owner $5,496,697 in brokerage fees and $0 in profit share for the year ended December 31, 1999. The Managing Owners' managing owner interest showed an allocation of loss of $24,973 for the year ended December 31, 1999. The Trust is prohibited from making any loans.

                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K

         (a)(1)   FINANCIAL STATEMENTS

         The following are included with the 1999 Report of Independent Accountants, a copy of which is filed hereto as Exhibit 13.01.

                                                                                       PAGE
                                                                                       ----
                  Affirmation of Millburn Ridgefield Corporation                        F-1
                  Report of Independent Accountants                                     F-2
                  Statements of Financial Condition As
                     of December 31, 1999 and 1998                                      F-3
                  Statements of Operations for the years ended
                      December 31, 1999, 1998 and 1997                                  F-4
                  Statements of Changes in Trust Capital for the years
                      ended December 31, 1999, 1998 and 1997                            F-5
                  Notes to Financial Statements                                         F-6

         (a)(2)   FINANCIAL STATEMENT SCHEDULES

         All Schedules are omitted for the reason that they are not required or are not applicable because equivalent information has been included in the financial statements or the notes thereto.

         (a)(3)   EXHIBITS AS REQUIRED BY ITEM 601 OF REGULATION S-K

         The following exhibits are included herewith.

                  DESIGNATION       DESCRIPTION
                  -----------       ------------
                      13.01         1999 Report of Independent Accountants

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

                        3.01        Amended and Restated Declaration of Trust and Trust Agreement

                  (b)   REPORTS ON FORM 8-K

         No report on Form 8-K was filed by the Partnership during the quarter ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Greenwich and State of Connecticut on the 27th day of March, 2000.

                                            THE MILLBURN WORLD RESOURCE TRUST

                                            By:  The Managing Owner Corporation,
                                                 Managing Owner

                                            By   /s/ HARVEY BEKER
                                                 ------------------------------
                                                 Harvey Beker
                                                 President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing Owner of the Registrant in the capacities and on the date indicated.

                                                Title with
Signature                                       General Partner                           Date
---------                                       ---------------                           ----
/s/ HARVEY BEKER                                President, Co-Chief                       March  27, 2000
---------------------------------
    Harvey Beker                                Executive Officer and Director
                                                (Principal Financial and Accounting

                                                Officer)

/s/ GEORGE E. CRAPPLE                           Co-Chief Executive                        March 27, 2000
--------------------------------
    George E. Crapple                           Officer and Director
                                                (Principal Executive Officer)

    (Being the principal executive officer, the principal financial and accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

Millburn Ridgefield Corporation
Managing Owner of Registrant
March 27, 2000

By /s/ HARVEY BEKER
   ---------------------------
       Harvey Beker
       President