Form 10-Q
period 2000-03-31
MILLBURN WORLD RESOURCE TRUST
filed 2000-05-16
CIK 943487

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the Quarterly Period Ended:  March 31, 2000
                                     or
           [ ]   Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


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

          Yes    [X]                                      No    [ ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates: $40,552,949.00.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

THE MILLBURN WORLD RESOURCE TRUST

Statements of Financial Condition (UNAUDITED)

                                                31-Mar-00          31-Dec-99
Assets:                                       -------------      -------------
Investment in U.S. Treasury obligations
 - at value (amortized cost $38,359,023
 and $44,750,408)                               38,359,023         44,750,408
Money market mutual funds                        6,659,969          2,534,912
Unrealized appreciation on open contracts          520,728          3,240,145
Cash                                               333,507          2,885,005
                                              -------------      -------------
Total Assets                                  $ 45,873,227       $ 53,410,470
                                              =============      =============


Liabilities & Unitholders' Capital:
   Unrealized depreciation on
    open currency contracts                        391,872            259,646
   Accounts payable and accrued expenses            51,875             70,961
   Redemptions payable to unit holders, net      3,798,403          2,261,893
   Accrued brokerage commissions                   267,850            333,354
                                              -------------      -------------
Total Liabilities                                4,510,000          2,925,854

Trust Capital:
   Managing Owner interest                         810,278            848,658
   Unitholders interest (Units of Beneficial
    Interest outstanding - 39,024.643 and
    44,722.052 at March 31, 2000 and
    December 31, 1999 respectively)             40,552,949         49,635,958
                                              -------------      -------------
Total Trust Capital                             41,363,227         50,484,616

                                              -------------      -------------
Total Liabilities and Trust Capital           $ 45,873,227       $ 53,410,470
                                              =============      =============

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Statements of Operations
For the three months ended March 31, 2000 and 1999 (UNAUDITED)

                                                    2000             1999
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed Contracts          347,253         (112,812)
   Change in Unrealized Gain(Loss)
    on Open Contracts                            (2,851,643)      (3,353,848)
   Interest Income                                  618,146          802,950
   Foreign Exchange Gain(Loss)                       (6,150)          64,791
                                                ------------     ------------
                                                $(1,892,394)     $(2,598,919)

Expenses:
   Brokerage Commissions                          1,066,040        1,485,847
   Administrative                                    54,459           76,081
                                                ------------     ------------
                                                $ 1,120,499      $ 1,561,928
                                                ============     ============
Net Income(Loss)                                $(3,012,893)     $(4,160,847)
Net Income(Loss) allocated to
 Managing Owner                                 $   (38,380)     $   (34,234)
Net Income(Loss) allocated to
 Unitholders                                    $(2,974,513)     $(4,126,613)

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $    (70.72)     $    (69.76)

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Statements of Trust Capital
For the three months ended March 31, 2000 (UNAUDITED)

                                        Unit        Managing
                                      Holders         Owner          Total
                                    ------------   ------------   ------------
Trust Equity at December 31, 1999
 (44,722.052 Units)                  49,635,958        848,658     50,484,616
Addition of 335.961 Units               373,801             -         373,801
Redemption of 6,058.31 Units         (6,482,297)            -      (6,482,297)
Net Gain(Loss) in Trust Equity       (2,974,513)       (38,380)    (3,012,893)
                                    ------------   ------------   ------------
Trust Equity at March 31, 2000       40,552,949        810,278     41,363,227
 (39,024.643 Units)                 ============   ============   ============
Redemption Value per Unit
 at March 31, 2000                    1,039.16
                                    ============


Net Asset Value per Unit
Changes in net asset value per Unit during the quarters ended March 31, 2000, 1999 and 1998 were as follows:

                                         2000          1999          1998
                                      ------------  ------------  ------------
Net realized and unrealized gains
 (losses)on currency contracts        $    (84.05)   $   (82.60)  $    (15.26)
Interest Income                             14.79         13.84         16.14
Foreign exchange gain (loss)                (0.15)         0.30          0.26
Profit share expenses                        0.00          0.00          0.00
Administrative expense                      (1.31)        (1.30)        (0.22)
                                      ------------  ------------  ------------
      Net income (loss) per unit           (70.72)       (69.76)         0.92

Net asset value per Unit,
 beginning of period                     1,109.88      1,234.38      1,182.43
                                      ------------  ------------  ------------
Net asset value per Unit,
 end of Period                         $  1,039.16    $ 1,164.62    $ 1,183.35
                                      ============  ============  ============

THE MILLBURN WORLD RESOURCE TRUST NOTES TO FORM 10-Q FINANCIAL STATEMENTS

These interim consolidated financial statements do not include all the disclosures contained in the annual financial statements. These interim statements have been prepared by management without audit by Independent Public Accountants. The consolidated statements of financial condition has been derived from the audited financial statements as of December 31, 1999. The consolidated results of operation as displayed, should not be considered indicative of results to be expected for the entire year.



Management discussion and analysis of the consolidated financial statements for the three months ended March 31, 2000:

                          31-Mar-00      31-Dec-99
                        -------------  -------------
        Ending Equity   $ 41,363,227   $ 50,484,616


The Trust's net assets decreased 18.07% in the first quarter of 2000.
This is the net result of subscriptions, redemptions, and net losses on trading. While a continued advance in energy prices produced strong profits from long crude oil and products positions, trading in all other major sectors resulted in losses, with stock index trading being especially negative. A sharp correction in the long up-trend in worldwide stock market indices and increased volatility produced losses in all seven stock index futures traded. Currency trading also proved unprofitable in the first quarter as cross currency and dollar trading losses overwhelmed some modest gains from positioning in exotic currencies. Losses in the interest rate sector were caused primarily by volatile swings in Japan's government bond futures. Meanwhile, trading of European and US interest rate futures was profitable. Metals trading was fractionally unprofitable as gains in aluminum fell short of losses from copper, gold and zinc trading. Softs and agricultural markets also contributed negatively to the first quarter results as only sugar was profitable from among the seven markets traded in this sector.

PART II. OTHER INFORMATION

ITEM I. Legal Proceedings - None
ITEM 2. Changes in Securities and Use of Proceeds - None
ITEM 3. Defaults Upon Senior Securities - None
ITEM 4. Submission of Matters to a Vote of Security Holders - None
ITEM 5. Other Information - None
ITEM 6. (a) Exhibits - None
        (b) Reports on Form 8-K - None

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 30th day of April 2000.

   THE MILLBURN WORLD RESOURCE TRUST

   By:  Millburn Ridgefield Corporation,
        Managing Owner


   By   /s/ Tod A. Tanis                      April 30, 2000
          Tod A. Tanis
          Vice-President