Form 10-Q
period 2000-06-30
MILLBURN WORLD RESOURCE TRUST
filed 2000-08-15
CIK 943487

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the Quarterly Period Ended:  June 30, 2000
                                     or
           [ ]   Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


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

          Yes    [X]                                      No    [ ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates: $32,882,064.00.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

THE MILLBURN WORLD RESOURCE TRUST

Statements of Financial Condition (UNAUDITED)

                                                30-Jun-00          31-Dec-99
Assets:                                       -------------      -------------
Investment in U.S. Treasury obligations
 - at value (amortized cost $32,378,689
 and $44,750,408 at June 30, 2000 and
 December 31, 1999 respectively)                32,378,689         44,750,408
Money market funds                               3,178,880          2,534,912
Unrealized appreciation on open contracts          450,912          3,240,145
Cash                                               520,880          2,885,005
                                              -------------      -------------
Total Assets                                  $ 36,529,361       $ 53,410,470
                                              =============      =============


Liabilities & Unitholders' Capital:
   Unrealized depreciation on
    open currency contracts                      1,241,442            259,646
   Accounts payable and accrued expenses            61,291             70,961
   Redemptions payable to unit holders, net      1,363,642          2,261,893
   Accrued brokerage commissions                   223,209            333,354
                                              -------------      -------------
Total Liabilities                                2,889,584          2,925,854

Trust Capital:
   Managing Owner interest                         757,713            848,658
   Unitholders interest (Units of Beneficial
    Interest outstanding - 34,534.086 and
    44,722.052 at June 30, 2000 and
    December 31, 2000 respectively)             32,882,064         49,635,958
                                              -------------      -------------
Total Trust Capital                             33,639,777         50,484,616

                                              -------------      -------------
Total Liabilities and Trust Capital           $ 36,529,361       $ 53,410,470
                                              =============      =============

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Statements of Operations
For the three months ended June 30, 2000 and 1999 (UNAUDITED)

                                                    2000             1999
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed Contracts       (1,947,126)       2,547,107
   Change in Unrealized Gain(Loss)
    on Open Contracts                              (919,386)       3,022,255
   Interest Income                                  530,482          776,723
   Foreign Exchange Gain(Loss)                        8,721          (41,288)
                                                ------------     ------------
                                                $(2,327,309)     $ 6,304,797

Expenses:
   Brokerage Commissions                            830,896        1,478,563
   Administrative                                    98,934          119,982
                                                ------------     ------------
                                                $   929,830      $ 1,598,545
                                                ============     ============
Net Income(Loss)                                $(3,257,139)     $ 4,706,252
Net Income(Loss) allocated to
 Managing Owner                                 $   (52,565)     $    78,446
Net Income(Loss) allocated to
 Unitholders                                    $(3,204,574)     $ 4,627,806

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $    (87.00)     $     83.67

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Statements of Operations
For the six months ended June 30, 2000 and 1999 (UNAUDITED)

                                                    2000             1999
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed Contracts       (1,599,873)       2,434,295
   Change in Unrealized Gain(Loss)
    on Open Contracts                            (3,771,029)        (331,593)
   Interest Income                                1,148,628        1,579,673
   Foreign Exchange Gain(Loss)                        2,571           23,503
                                                ------------     ------------
                                                $(4,219,703)     $ 3,705,878

Expenses:
   Brokerage Commissions                          1,896,936        2,964,410
   Administrative                                   153,393          196,063
                                                ------------     ------------
                                                $ 2,050,329      $ 3,160,473
                                                ============     ============
Net Income(Loss)                                $(6,270,032)     $   545,405
Net Income(Loss) allocated to
 Managing Owner                                 $   (90,945)     $    44,212
Net Income(Loss) allocated to
 Unitholders                                    $(6,179,087)     $   501,193

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $   (157.72)     $     13.91

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Statements of Trust Capital
For the six months ended June 30, 2000 (UNAUDITED)

                                        Unit        Managing
                                      Holders         Owner          Total
                                    ------------   ------------   ------------
Trust Equity at December 31, 1999
 (44,722.052 Units)                  49,635,958        848,658     50,484,616
Addition of 592.047 Units               596,316             -         596,316
Redemption of 10,780.013 Units      (11,171,123)            -     (11,171,123)
Net Gain(Loss) in Trust Equity       (6,179,087)       (90,945)    (6,270,032)
                                    ------------   ------------   ------------
Trust Equity at June 30, 2000        32,882,064        757,713     33,639,777
 (34,534.086 Units)                 ============   ============   ============
Redemption Value per Unit
 at June 30, 2000                        952.16
                                    ============


Net Asset Value per Unit
Changes in net asset value per Unit during the six months ended June 30, 2000 and 1999 were as follows:

                                         2000          1999
                                      ------------  ------------
Net realized and unrealized gains
 (losses)on currency contracts        $   (182.26)   $   (10.53)
Interest Income                             28.35         27.69
Foreign exchange gain (loss)                 0.09          0.23
Profit share expenses                        0.00          0.00
Administrative expense                      (3.90)        (3.48)
                                      ------------  ------------
      Net income (loss) per unit          (157.72)        13.91

Net asset value per Unit,
 beginning of period                     1,109.88      1,234.38
                                      ------------  ------------
Net asset value per Unit,
 end of Period                         $   952.16    $ 1,248.29
                                      ============  ============

ITEM II. NOTES TO FINANCIAL STATEMENTS

THE MILLBURN WORLD RESOURCE TRUST

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Trust's financial condition at June 30, 2000 and December 31, 1999 (unaudited) and the results of its operations for the three months ended June 30, 2000 and 1999. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.


Management discussion and analysis of the financial statements for the six months ended June 30, 2000:

                          30-Jun-00      31-Dec-99
                        -------------  -------------
        Ending Equity   $ 33,639,777   $ 50,484,616


The Trust's net assets decreased 33.37% in the first half of 2000. The fund suffered sizable losses during the quarter. Trading in the energy sector continued to be very profitable as rising prices again generated sizable gains on long positions throughout the complex. A long sugar position was also profitable as prices surged. Elsewhere, however, the situation was distinctly different.

Uncertainties about interest rates worldwide unsettled trading conditions in all financial markets. Would the Federal Reserve continue to raise rates to slow the economy, and, if so, what effect would that have on soaring equity markets? Would the zero interest rate policy in Japan ever come to an end, and, if it did, how would the nascent growth rebound in Japan fare? How long can Japanese long bond interest rates remain low in the face of huge fiscal deficits? Will the European Central Bank accelerate its interest rate increases, and, hence stunt the economic recovery now gathering momentum in Europe? In the face of all these questions financial markets displayed erratic non-directional price swings in broad ranges during the second quarter. Consequently, losses were registered in all five financial sectors that are traded in the fund: interest rates, dollar trading, nondollar cross-rates, exotic currencies, and stock index futures. Indeed, over 80% of the financial market traded during the April - June period (37 of 46) were not profitable.

While nontrending price action will always characterize some markets, it is unusual for such patterns to be so widespread for such an extended period. While this recent period of poor performance is more severe than normal, we do not believe it is evidence of a permanent change in market environment.

ITEM III. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

The Trust's a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Trust's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Trust's main line of business.

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

The Trust rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Trust's past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Partnership could reasonable be expected to lose in a given market sector. However, the inherent uncertainty of the Trust's speculative trading and the recurrence in the markets traded by the Trust of market movements far exceeding expectations could result in actual trading or non trading losses far beyond the indicated Value at Risk or the Trust's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Trust's losses in any market sector will be limited to Value at Risk or by the Trust's attempts to manage its market risk.

Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% - 99% of any one day intervals. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

THE TRUST'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for six months ended June 30, 2000 and the actual trading Value at Risk as of June 30, 2000. During the six months ended June 30, 2000, the
Trust's average total capitalization was approximately $41,829,208. As of June 30, 2000, the Trust's total capitalization was approximately $33.6 million.

As of June 30, 2000

                 Average Value   % of Average   Highest Value  Lowest Value
Market Sector       at Risk     Capitalization     at Risk        at Risk

Interest Rates      $  1.50          3.3%          $  1.80        $  1.10
Currencies             3.60          8.2%             4.10           3.10
Stock Indices          0.40          0.9%             0.50           0.30
Metals                 0.60          1.3%             0.60           0.50
Commodities            0.30          0.7%             0.40           0.20
Energies               0.50          1.2%             0.60           0.40

Total               $  6.90         15.6%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for each calendar quarter-end during the period ended June 30, 2000. Average Capitalization is the average of the Trust's capitalization at the end of each calendar quarter through June 30, 2000. Dollar amounts represent millions of dollars.

THE MILLBURN WORLD RESOURCE TRUST INDEX

Financial Statements:                                          Pages
   Statements of Financial Condition at
      June 30, 2000 and 1999                                      2
   Statements of Operations for the Periods Ended
      June 30, 2000 and 1999                                      3
   Statements of Changes in Trust Capital for the
      Periods Ended June 30, 2000 and 1999                        5
   Notes to Financial Statements                                  6




PART II. OTHER INFORMATION

ITEM I. Legal Proceedings - None
ITEM 2. Changes in Securities and Use of Proceeds - None
ITEM 3. Defaults Upon Senior Securities - None
ITEM 4. Submission of Matters to a Vote of Security Holders - None
ITEM 5. Other Information - None
ITEM 6. (a) Exhibits - None
        (b) Reports on Form 8-K - None

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 28th day of July 2000.

   THE MILLBURN WORLD RESOURCE TRUST

   By:  Millburn Ridgefield Corporation,
        Managing Owner


   By   /s/ Tod A. Tanis                      July 28, 2000
          Tod A. Tanis
          Vice-President