Form 10-Q
period 2000-09-30
MILLBURN WORLD RESOURCE TRUST
filed 2000-11-14
CIK 943487

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the Quarterly Period Ended:  September 30, 2000
                                     or
           [ ]   Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


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

          Yes    [X]                                      No    [ ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates: $28,877,816.00.

THE MILLBURN WORLD RESOURCE TRUST INDEX

Financial Statements:                                          Pages
   Statement of Financial Condition at
      September 30, 2000 and 1999                                 1
   Statements of Operations for the Periods Ended
      September 30, 2000 and 1999                                 2
   Statements of Changes in Trust Capital for the
      Periods Ended September 30, 2000 and 1999                   4
   Notes to Financial Statements                                  6

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

THE MILLBURN WORLD RESOURCE TRUST

Statement of Financial Condition (UNAUDITED)

                                                30-Sep-00          31-Dec-99
Assets:                                       -------------      -------------
Cash                                          $    882,313      $   2,885,005
Money market funds                               1,112,148          2,534,912
Investments in U.S. Treasury bills
 - at value (amortized cost $14,748,807
 and $44,750,408 at September 30, 2000 and
 December 31, 1999 respectively)                14,748,807         44,750,408
Investments in U.S. Treasury notes              15,050,219                 0
Net unrealized appreciation (depreciation)
 on open contracts                              (1,157,110)         2,980,499
                                              -------------      -------------
Total Assets                                  $ 30,636,377       $ 53,150,824
                                              =============      =============


Liabilities & Trust Capital:
   Accounts payable and accrued expenses      $     55,141       $     70,961
   Redemptions payable to unit holders, net        781,251          2,261,893
   Accrued brokerage commissions                   186,787            333,354
                                              -------------      -------------
Total Liabilities                                1,023,179          2,666,208
                                              -------------      -------------

Trust Capital:
   Managing Owner interest                         735,382            848,658
   Unitholders interest (Units of Beneficial
    Interest outstanding - 31,896.346 and
    44,722.052 at September 30, 2000 and
    December 31, 2000 respectively)             28,877,816         49,635,958
                                              -------------      -------------
Total Trust Capital                             29,613,198         50,484,616

                                              -------------      -------------
Total Liabilities and Trust Capital           $ 30,636,377       $ 53,150,824
                                              =============      =============

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Statement of Operations
For the three months ended September 30, 2000 and 1999 (UNAUDITED)

                                                    2000             1999
                                                ------------     ------------
Income:
   Net gains (losses) on futures and
    forward contracts
    Realized gains (losses)                     $  (888,493)     $ 4,076,975
   Change in unrealized appreciation
    (depreciation)                                 (359,644)      (3,150,591)
                                                ------------     ------------
                                                 (1,248,137)         926,384

   Less, Brokerage fees                             697,157        1,389,006
                                                ------------     ------------
      Net realized and unrealized gains
      (losses) on trading of futures
       and forward contracts                     (1,945,294)        (462,622)

   Interest Income                                  470,479          788,504
   Foreign Exchange Gain(Loss)                       (6,168)         (89,556)
                                                ------------     ------------
                                                 (1,480,983)         236,326

Expenses:
   Profit Share                                          0                0
   Administrative                                    89,108           93,469
                                                ------------     ------------
                                                     89,108           93,469
                                                ------------     ------------
Net Income(Loss)                                $(1,570,091)     $   142,857
                                                ============     ============

Net Income(Loss) allocated to
 Managing Owner                                 $   (22,331)     $    20,711
Net Income(Loss) allocated to
 Unitholders                                    $(1,547,760)     $   122,146

Net Income(Loss) per Unit of
 Beneficial Interest                            $    (46.80)     $      3.69

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Statement of Operations
For the nine months ended September 30, 2000 and 1999 (UNAUDITED)

                                                    2000             1999
                                                ------------     ------------
Income:
   Net gains(losses) on futures and
    forward contracts
    Realized gains(losses)                      $(2,481,646)     $ 6,511,270
   Change in unrealized appreciation
    (depreciation)                               (4,137,609)      (3,482,184)
                                                ------------     ------------
                                                 (6,619,255)       3,029,086

   Less, Brokerage fees                           2,590,246        4,353,416
                                                ------------     ------------
      Net realized and unrealized gains
      (losses) on trading of futures
       and forward contracts                     (9,209,501)      (1,324,330)

   Interest Income                                1,615,263        2,368,177
   Foreign Exchange Gain(Loss)                       (3,385)         (66,053)
                                                ------------     ------------
                                                 (7,597,623)         977,794

Expenses:
   Profit Share                                          0                0
   Administrative                                   242,500          289,532
                                                ------------     ------------
                                                    242,500          289,532
                                                ------------     ------------
Net Income(Loss)                                $(7,840,123)     $   688,262
                                                ============     ============

Net Income(Loss) allocated to
 Managing Owner                                 $  (113,276)     $    64,923
Net Income(Loss) allocated to
 Unitholders                                    $(7,726,847)     $   623,339

Net Income(loss) per unit of
 Beneficial Interest                            $   (204.52)     $     17.60

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Statement of Trust Capital
For the three months ended September 30, 2000 (UNAUDITED)

                                        Unit        Managing
                                      Holders         Owner          Total
                                    ------------   ------------   ------------
Trust Capital at June 30, 2000
 (34,534.086 Units)                  32,882,064        757,713     33,639,777
Addition of 64.709 Units                 51,116             -          51,116
Redemption of 2,702.449 Units        (2,507,604)            -      (2,507,604)
Net Income(Loss)                     (1,547,760)       (22,331)    (1,570,091)
                                    ------------   ------------   ------------
Trust Capital at September 30,       28,877,816        735,382     29,613,198
 2000 (31,896.346 Units)            ============   ============   ============
Redemption Value per Unit
 at September 30, 2000                  905.36
                                    ============

THE MILLBURN WORLD RESOURCE TRUST

Statement of Trust Capital
For the nine months ended September 30, 2000 (UNAUDITED)

                                        Unit        Managing
                                      Holders         Owner          Total
                                    ------------   ------------   ------------
Trust Capital at December 31, 1999
 (44,722.052 Units)                  49,635,958        848,658     50,484,616
Addition of 656.756 Units               647,432             -         647,432
Redemption of 13,482.462 Units      (13,678,727)            -     (13,678,727)
Net Income(Loss)                     (7,726,847)      (113,276)    (7,840,123)
                                    ------------   ------------   ------------
Trust Capital at September 30,       28,877,816        735,382     29,613,198
 2000 (31,896.346 Units)            ============   ============   ============
Redemption Value per Unit
 at September 30, 2000                  905.36
                                    ============

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Net Asset Value per Unit
Changes in net asset value per Unit during the three months ended
September 30, 2000 and 1999 were as follows:

                                              UNAUDITED
                                         2000          1999
                                      ------------  ------------
Net realized and unrealized gains
 (losses)on futures and forwards
 contracts                            $    (57.69)   $    (8.78)
Interest Income                             13.65         15.18
Foreign exchange gain(loss)                 (0.18)        (0.90)
Profit share expenses                        0.00          0.00
Administrative expenses                     (2.58)        (1.81)
                                      ------------  ------------
      Net income(loss) per unit            (46.80)         3.69

Net asset value per Unit,
 beginning of period                       952.16      1,248.29
                                      ------------  ------------
Net asset value per Unit,
 end of Period                         $   905.36    $ 1,251.98
                                      ============  ============

Net Asset Value per Unit
Changes in net asset value per Unit during the nine months ended
September 30, 2000 and 1999 were as follows:

                                              UNAUDITED
                                         2000          1999
                                      ------------  ------------
Net realized and unrealized gains
 (losses)on futures and forwards
 contracts                            $   (239.28)   $   (19.31)
Interest Income                             41.26         42.87
Foreign exchange gain (loss)                (0.09)        (0.67)
Profit share expenses                        0.00          0.00
Administrative expense                      (6.41)        (5.29)
                                      ------------  ------------
      Net income (loss) per unit          (204.52)        17.60

Net asset value per Unit,
 beginning of period                     1,109.88      1,234.38
                                      ------------  ------------
Net asset value per Unit,
 end of Period                         $   905.36    $ 1,251.98
                                      ============  ============

              See accompanying notes to financial statements.

ITEM II. NOTES TO FINANCIAL STATEMENTS

THE MILLBURN WORLD RESOURCE TRUST

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Trust's financial condition at September 30, 2000 (unaudited) and December 31, 1999 and the results of its operations for the three month and nine month period ended September 30, 2000 and 1999. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and exchange Commission for the year ended December 31, 1999.

Management discussion and analysis of the financial statements for the nine months ended September 30, 2000:

                          30-Sep-00      31-Dec-99
                        -------------  -------------
        Ending Equity   $ 28,877,816   $ 50,484,616

The Trust's net assets decreased 42.80% in the first three quarters of 2000.

The Trust registered a loss during the three months ended September 30, 2000. While there were fractional gains from trading stock index futures, these were more than offset by losses from trading most other components of the portfolio - interest rates, currencies, metals, and agricultural commodities. Energy trading had no appreciable impact for the quarter.

Long positions in U.S. interest rate futures - across the entire maturity spectrum - were profitable during the summer quarter. Unfortunately, European and Japanese interest rate markets remained unsettled, producing trading losses that more than offset these gains. In dollar currency trading, gains from short positions in the Euro, Thai baht, Singapore dollar and Swiss franc were countered by losses from trading the yen, Canadian dollar and Korean won. Cross rate trading and exotic currency trading were also fractionally unprofitable.

Stock index trading was somewhat profitable because gains from short Japanese index futures, long S&P futures, and both long and short positions in Hong Kong stock futures were larger than losses from trading U.K., German and Australian indices.

Metals trading lost money in the July-September quarter. Metals prices were quite volatile and losses were incurred on both sides of the market in trading gold, aluminum and zinc. Meanwhile, a long copper position was slightly positive.

In the energy markets, the U.S. intervention in September triggered losses on long positions in crude oil, heating oil, London gasoil and unleaded gasoline. Meanwhile, long natural gas positions were profitable. For the quarter, energy trading produced no net gain or loss, as gains from trading natural gas and London gasoil were offset by crude oil and unleaded gasoline trading losses.

In the agricultural sector, a long sugar position was profitable, but failed to counter losses on both sides of the cotton market, and from a short coffee position.



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

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Trust's speculative trading and the recurrence in the markets traded by the Trust of market movements far exceeding expectations could result in actual trading or non trading losses far beyond the indicated Value at Risk or the Trust's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Trust's losses in any market sector will be limited to Value at Risk or by the Trust's attempts to manage its market risk.

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

THE TRUST'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for nine months ended September 30, 2000. During the nine months ended September 30, 2000, the Trust's average total capitalization was approximately $38,775,205. As of September 30, 2000, the Trust's total capitalization was approximately $29.6 million.

As of September 30, 2000

                 Average Value   % of Average   Highest Value  Lowest Value
Market Sector       at Risk     Capitalization     at Risk        at Risk

Interest Rates      $  1.30          3.0%          $  1.80        $  1.00
Currencies             3.60          8.6%             4.10           3.10
Stock Indices          0.40          1.0%             0.50           0.30
Metals                 0.50          1.1%             0.60           0.30
Commodities            0.20          0.5%             0.40           0.10
Energies               0.50          1.1%             0.60           0.40

Total               $  6.50         15.3%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for each calendar quarter-end during the period ended September 30, 2000. Average Capitalization is the average of the Trust's capitalization at the end of each calendar quarter through September 30, 2000. Dollar amounts represent millions of dollars.

PART II. OTHER INFORMATION

ITEM I. Legal Proceedings - None
ITEM 2. Changes in Securities and Use of Proceeds - None
ITEM 3. Defaults Upon Senior Securities - None
ITEM 4. Submission of Matters to a Vote of Security Holders - None
ITEM 5. Other Information - None
ITEM 6. (a) Exhibits - None
        (b) Reports on Form 8-K - None

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 23rd day of October 2000.

   THE MILLBURN WORLD RESOURCE TRUST

   By:  Millburn Ridgefield Corporation,
        Managing Owner


   By   /s/ Tod A. Tanis                      October 23, 2000
          Tod A. Tanis
          Vice-President