Form 10-K405
period 2000-12-31
MILLBURN WORLD RESOURCE TRUST
filed 2001-04-02
CIK 943487

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

               /X/ Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Fiscal Year Ended: December 31, 2000

                                       or

             / / Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Commission File Number: 0-26932

                       THE MILLBURN WORLD RESOURCE TRUST
                       ---------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                       06-6415-583
  -------------------------------                          --------------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                         Identification No.)

                       c/o MILLBURN RIDGEFIELD CORPORATION
                             411 West Putnam Avenue
                          Greenwich, Connecticut 06830
                     ---------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:   (203) 625-7554

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant
 to Section 12(g) of the Act:      Units of Beneficial Interest
                                   ----------------------------
                                            (Title of Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes    X             No  _____
                          -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of February 28, 2001: $31,911,156

                       Documents Incorporated by Reference

                                      None

                                     PART I

Item 1.   BUSINESS

     (a) GENERAL DEVELOPMENT OF BUSINESS

     The Millburn World Resource Trust (the "Trust") is a business trust organized June 7, 1995 pursuant to a Declaration of Trust and Trust Agreement (the "Trust Agreement"), under the Delaware Business Trust Act. Between July 12, 1995 and September 11, 1995 (the "Initial Offering"), units of beneficial interest in the Trust (the "Units") were publicly offered at an initial price of $1,000 per Unit. The proceeds of the Initial Offering and interest thereon were held in escrow until September 13, 1995 at which time an aggregate of $15,141,664 was turned over to the Trust and the Trust commenced operations. Units continue to be offered on a monthly basis at Net Asset Value per unit. The offering is registered under the Securities Act of 1933, as amended. PaineWebber Incorporated acts as principal selling agent on a best efforts basis. A total of $96,843,468 of Units have been sold to the public as of December 31, 2000.

     The Trust engages in speculative trading in the futures, options and forward markets.

     Millburn Ridgefield Corporation (the "Managing Owner"), a Delaware corporation, is the managing owner and the commodity trading advisor for the Trust. The Managing Owner invested $400 in the Trust as an initial capital contribution to the Trust and $155,005 in the Trust at the outset of trading and subsequently has contributed an additional $417,000 as of December 31, 2000. After reflecting a net gain of $93,538 and profit share of $0, this investment totaled (after deductions for redemptions) $942,196, as of December 31, 2000.

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

     (i) through (xii) - not applicable.

     (xiii) the Trust has no employees.

     (d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

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

     (b) HOLDERS.

          As of December 31, 2000, there were 1494 holders of Units.

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

     (4)(iv) For the account of the issuer, the amount of Units sold as of December 31, 2000 is $96,843,468; and the aggregate offering price of the amount sold as of December 31, 2000 is $96,843,468.

     (vi) The net offering proceeds to the issuer totaled $96,843,468.

     (vii) From the effective date of the Registration Statements to December 31, 2000, the amount of net offering proceeds to the issuer for commodity futures and forward trading totaled $96,843,468.

Item 6. SELECTED FINANCIAL DATA

     The following is a summary of operations for the fiscal years 2000, 1999, 1998, 1997 and 1996, and total assets of the Trust at December 31, 2000, 1999, 1998, 1997, and 1996. The Partnership commenced trading operations on September 13, 1995.



                                                    For the Year Ended            For the Year Ended            For the Year Ended
                                                     December 31, 2000            December 31, 1999              December 31, 1998
                                                     -----------------            -----------------              -----------------
Revenue:
   Net realized and unrealized trading gain
   (loss), net of brokerage commissions of
   $3,298,836, $5,496,697, $6,528,321,
   $6,057,327 and $3,998,675 in 2000, 1999,
   1998, 1997 and 1996, respectively                    $(2,403,821)                  $(8,946,891)                      $578,319
Net Gains From U.S. Treasury
Obligations                                                 131,787                        -                              -
Interest income                                           2,037,153                     3,026,673                      3,810,780
                                                        -----------                   -----------                    -----------
                                                           (234,881)                   (5,920,218)                     4,389,099
Foreign exchange gain (loss)                                 (5,383)                      (33,211)                      (198,930)
                                                        -----------                   -----------                    -----------
        Total income                                      $(240,264)                  $(5,953,429)                    $4,190,169
                                                        -----------                   -----------                    -----------
Expenses:
   Profit share                                               -                            -                              -
   Administrative expenses                                  297,751                       389,267                        581,101
                                                        ----------                    -----------                    -----------
   Total expenses                                           297,751                       389,267                        581,101
                                                        -----------                   -----------                    -----------
Net Income (loss)                                         $(538,015)                  $(6,342,696)                    $3,609,068
                                                        ===========                   ===========                    ===========
Total assets                                            $36,437,811                   $53,150,824                    $76,437,649
                                                        ===========                   ===========                    ===========
Total limited partners' capital                         $33,288,797                   $49,635,958                    $72,947,006
                                                        ===========                   ===========                    ===========
Net asset value per Unit                                  $1,135.68                     $1,109.88                      $1,234.38
                                                        ===========                   ===========                    ===========
Redemption value per Unit                                 $1,135.68                     $1,109.88                      $1,234.38
                                                        ===========                   ===========                    ===========
Increase in net asset value per Unit                         $25.80                      $(124.50)                        $51.95
                                                        ===========                   ===========                    ===========
Increase in redemption value per Unit                        $25.80                      $(124.50)                        $51.95
                                                        ===========                   ===========                    ===========


                                                    For the Year Ended            For the Year Ended
                                                     December 31, 1997             December 31, 1996
                                                     -----------------             -----------------
Revenue:
   Net realized and unrealized trading gain
   (loss), net of brokerage commissions of
   $3,298,836, $5,496,697, $6,528,321,
   $6,057,327 and $3,998,675 in 2000, 1999,
   1998, 1997 and 1996, respectively                      $(945,912)                   $5,143,118
Net Gains From U.S. Treasury
Obligations                                                   -                             -
Interest income                                           3,467,544                     2,115,972
                                                        -----------                   -----------
                                                          2,521,632                     7,259,090
Foreign exchange gain (loss)                                 62,685                       (72,910)
                                                        -----------                   -----------
        Total income                                     $2,584,317                    $7,186,180
                                                        -----------                   -----------
Expenses:
   Profit share                                             695,667                       829,081
   Administrative expenses                                  345,473                       519,753
                                                        -----------                   -----------
   Total expenses                                        $1,041,140                    $1,348,834
                                                        -----------                   -----------
Net Income (loss)                                        $1,543,177                    $5,837,346
                                                        ===========                   ===========
Total assets                                            $74,862,554                   $58,916,566
                                                        ===========                   ===========
Total limited partners' capital                         $72,794,694                   $54,723,006
                                                        ===========                   ===========
Net asset value per Unit                                  $1,182.43                     $1,150.14
                                                        ===========                   ===========
Redemption value per Unit                                 $1,182.43                     $1,154.81
                                                        ===========                   ===========
Increase in net asset value per Unit                         $32.29                        $99.45
                                                        ===========                   ===========
Increase in redemption value per Unit                        $27.62                        $82.47
                                                        ===========                   ===========


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

     LIQUIDITY

     The Trust's assets are generally held as cash or cash equivalents which are used to margin the Trust's futures positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to daily price fluctuation limits, which are inherent in the Trust's futures and forward trading, the Trust's assets are highly liquid and are expected to remain so. During its operations through December 31, 2000, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

2000

     During 2000, the Trust achieved gross trading gains of $895,015. Brokerage fees of $3,298,836 were paid or accrued. The Trust paid no profit share. Interest income of $2,037,153 partially offset the Trust's expenses resulting in a net loss (inclusive of administrative expenses) of $538,015. However, due to the timing of redemptions of the Trust's Units in relation to the fluctuating values of the Trust's investments, the Net Asset Value of a Unit increased $25.80 or 2.3%.

     The trading environment in all market segments, with the sole exception of energy, was extremely difficult for the first three-quarters of 2000. In the fourth quarter, however, the market environment improved significantly, and five market sectors were profitable, two sectors had a zero result for the quarter, and the other two sectors had only fractional losses. On balance, a persistent uptrend in energy prices during 2000 generated profits across the board, with gains accruing from trading of crude oil, heating oil, London gas oil, natural gas and unleaded gasoline. Interest rate trading was also profitable thanks to a strong fourth quarter uptrend in futures prices. Gains from U.S. and German interest rate positions led the way, while losses resulted from trading Japanese and U.K. instruments. Currency trading was also profitable due to a fourth quarter rebound. Long dollar positions versus the Euro and Thai Bhat were the leading gainers for 2000, while trading of the Euro versus the Yen, Norwegian Krona, and pound sterling generated losses. Persistent non-directional volatility plagued equity, metals and agricultural futures trading. In the equity sector, Hong Kong and Japanese futures produced the largest losses. Trading in copper aluminum, zinc and gold resulted in losses. Profits from sugar trading were overwhelmed by losses from cotton and wheat trading, in particular.

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

THE TRUST'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

     The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for fiscal years 2000 and 1999. During fiscal year 2000, the Trust's average total capitalization was approximately $37,866,363. During fiscal year 1999, the Trust's average total capitalization was approximately $60,888,816.


                                                         FISCAL YEAR 2000

                                Average Value         % of Average           Highest Value at       Lowest Value at
   Market Sector                 at Risk ($)         Capitalization              Risk ($)               Risk ($)
   -------------                -------------        --------------          ----------------       ---------------
    Interest Rates                  1.5                    3.6                      2.0                   1.0
    Currencies                      3.8                    9.4                      4.4                   3.1
    Stock Indices                   0.4                    1.0                      0.5                   0.3
    Metals                          0.4                    1.0                      0.6                   0.2
    Commodities                     0.2                    0.5                      0.4                   0.1
    Energy                          0.5                    1.1                      0.6                   0.4

           Total                    6.8                   16.6


                                                         FISCAL YEAR 1999

                                Average Value         % of Average           Highest Value at       Lowest Value at
   Market Sector                 at Risk ($)         Capitalization               Risk ($)              Risk ($)
   -------------                -------------        --------------          ----------------       ---------------
    Interest Rates                   1.7                   2.8                       2.4                   1.4
    Currencies                       5.8                   9.5                       6.9                   4.5
    Stock Indices                    1.7                   2.8                       2.2                   1.1
    Metals                           1.2                   2.1                       1.7                   0.6
    Commodities                      0.9                   1.5                       1.3                   0.7
    Energy                           1.8                   2.8                       3.5                   0.8

           Total                    13.2                  21.6


     Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for each calendar quarter-end during the fiscal year. Average Capitalization is the average of the Trust's capitalization at the end of each calendar quarter of fiscal years 2000 and 1999. Dollar amounts represent millions of dollars.

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

     The Trust also has non-trading cash flow risk as a result of holding a substantial portion (approximately 73%) of its assets in U.S. Treasury instruments and other short-term debt instruments (as well as any market risk they represent) for margin and cash management purposes. Although the Managing Owner does not anticipate that, even in the case of major interest rate movements, the Trust would sustain a material mark-to-market loss on its securities positions, if short-term interest rates decline so will the Trust's cash management income. The Trust also maintains a portion (approximately 9%) of its assets in cash in interest-bearing bank accounts. These cash balances are also subject (as well as any market risk they represent) to cash flow risk, which is not material.

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

     The following were the primary trading risk exposures of the Trust as of December 31, 2000, by market sector.

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

     CURRENCIES. The Trust's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Trust trades in a large number of currencies, including cross-rates -- I.E., positions between two currencies other than the U.S. dollar. However, the Trust's major exposures have typically been in the dollar/yen, dollar/euro and dollar/pound positions. The Managing Owner does not anticipate that the risk profile of the Trust's currency sector will change significantly in the future.

     STOCK INDICES. The Trust's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Trust are by law limited to futures on broadly based indices. As of December 31, 2000, the Trust's primary exposures were in the Simex (Singapore), TOPIX (Japan), DAX (Germany) and Hang Sang (Hong Kong) stock indices. The Trust is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices. (Static markets would not cause major market changes but would make it difficult for the Trust to avoid numerous small losses.)

     METALS. The World Resource program used for the Trust trades precious and base metals. The Trust's primary metals market exposure is to fluctuations in the price of gold aluminum, copper and zinc.

     COMMODITIES. The Trust's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Grains, coffee, sugar, cotton and cocoa accounted for the substantial bulk of the Trust's commodities exposure as of December 31, 2000. In the past, the Trust has had material market exposure to live cattle, orange juice and the soybean complex and may do so again in the future. However, the Trust will maintain an emphasis on grains, coffee, sugar, cotton and cocoa, in which the Trust has historically taken its largest commodity positions.

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

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

     The following were the only non-trading risk exposures of the Trust as of December 31, 2000.

     FOREIGN CURRENCY BALANCES. The Trust's primary foreign currency balances are in Japanese yen, euro, British pounds and Hong Kong dollars. The Trust controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month).

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

     The Managing Owner develops trading systems using various classes of quantitative models and data such as price, volume and interest rates, and tests those systems in numerous markets against historical data to simulate trading results. The Managing Owner then analyses the profitability of the systems looking at such features as the percentage of profitable trades, the worst losses experienced, the average giveback of maximum profits on profitable trades and risk adjusted returns. The performance of all systems in the market are then ranked, and a number of systems (typically, five to eight) are selected which make decisions in different ways at different times. This multi-system approach ensures that the total risk intended to be taken in a market is spread over several different strategies.

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

     The Managing Owner determines asset allocation among markets on the basis of a systematic portfolio allocation algorithm. From time to time the Managing Owner may adjust the size of a position, long or short, in any given market. This exercise of discretion generally occurs only in response to unusual market conditions that may not have been factored into the design of the trading systems and is generally intended to reduce risk exposure. Decisions to make such adjustments require the exercise of judgment and may include consideration of the volatility of the particular market; the pattern of price movements, both inter-day and intra-day; open interest; volume of trading; changes in spread relationships between various forward contracts; and overall portfolio balance and risk exposure.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements required by this item are included as Exhibit 13.01 to this report.

     The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2000 and 1999. This information has not been audited.


                                             4th Quarter           3rd Quarter           2nd Quarter           1st Quarter
                                                2000                  2000                  2000                  2000


Income:                                       $8,062,101           $  (783,826)          $(2,327,309)          $(1,892,394)
Expenses:                                        759,993               786,265               929,830             1,120,499
Net Income (Loss):                             7,302,108            (1,570,091)           (3,257,139)           (3,012,893)
Net Income (Loss) per Unit                        230.32                (46.80)               (87.00)               (70.72)


                                             4th Quarter           3rd Quarter           2nd Quarter           1st Quarter
                                                1999                   1999                  1999                  1999

Income:                                       $  453,307            $1,625,332            $6,304,797           $(2,598,919)
Expenses:                                      1,243,016             1,482,475             1,598,545             1,561,928
Net Income (Loss):                              (789,709)              142,857             4,706,252            (4,160,847)
Net Income (Loss) per Unit                       (142.10)                 3.69                 83.67                (69.76)


     There were no extraordinary, unusual or infrequently occurring items recognized in any quarter within the two most recent fiscal years, and the Trust has not disposed of any segments of its business. There have been no year-end adjustments that are material to the results of any fiscal quarter reported above.

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

     The principals and senior officers of Millburn Ridgefield Corporation as of December 31, 2000 are as follows:

     Harvey Beker, age 47. Mr. Beker is Co-Chief Executive Officer and Co-Chairman of Millburn Ridgefield and The Millburn Corporation, and a partner of ShareInVest Research L.P. He received a Bachelor of Arts degree in economics from New York University in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at Clayton Brokerage Co. of St. Louis. Mr. Beker has been employed by The Millburn Corporation since June 1978. During his tenure at Millburn, he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in 1982.

     George E. Crapple, age 56. Mr. Crapple is Co-Chief Executive Officer and a Co-Chairman of Millburn Ridgefield and a Director of The Millburn Corporation and a partner of ShareInVest Research L.P. In 1966 he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa. In 1969 he graduated from Harvard Law School, MAGNA CUM LAUDE, where he was a member of the Harvard Law Review. He was a lawyer with Sidley & Austin, Chicago, Illinois, from 1969 until April 1, 1983, as a partner since 1975, specializing in commodities, securities, corporate and tax law. He was first associated with Millburn Ridgefield in 1976 and joined Millburn Ridgefield Corporation on April 1, 1983 on a full-time basis. Mr. Crapple is a director and member of the Executive Committee, Chairman of the Appeals Committee and a former Chairman of the Eastern Regional Business Conduct Committee of the NFA, immediate past Chairman of the Managed Funds Association, a member of the Technology Advisory Committee of the CFTC and a former member of the Board of Directors and Nominating Committee of the Futures Industry Association.

     Gregg R. Buckbinder, age 42. Mr. Buckbinder is Senior Vice President and Chief Operating Officer of Millburn Ridgefield and The Millburn Corporation. He graduated CUM LAUDE from Pace University in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He joined Millburn in January 1998 from Odyssey Partners, L.P. where he was responsible for the operation, administration and accounting of the firm's merchant banking and managed account businesses. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from 1985 to 1990 where he was First Vice President and Controller, and from 1983 to 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from 1984 to 1985 as a manager in the tax department and from 1980 to 1983 as a senior auditor, with an emphasis on clients in the financial services business. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

     Mark B. Fitzsimmons, age 53 Mr. Fitzsimmons is a Senior Vice-President of The Managing Owner and The Millburn Corporation and a partner of ShareInVest Research L.P. His responsibilities include both marketing and investment strategy. He graduated SUMMA CUM LAUDE from the University of Bridgeport, Connecticut in 1970 with a B.S. in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. He joined The Managing Owner in January 1990 from Morgan Stanley & Co. Incorporated where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm. From 1977 to 1987 he was with Chemical Bank New York Corporation, first as a Senior Economist in Chemical's Foreign Exchange Advisory Service and later as a Vice-President and Manager of Chemical's Corporate Trading Group. While at Chemical he also traded both foreign exchange and fixed income products. From 1973 to 1977 Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department.

     Barry Goodman, age 43. Mr. Goodman is an Executive Vice-President, Director of Trading and Co-Director of Research of The Managing Owner and The Millburn Corporation and a partner of ShareInVest Research L.P. His responsibilities include overseeing the firm's trading operation and managing its trading relationships, as well as the design and implementation of trading systems. He graduated MAGNA CUM LAUDE from Harpur College of the State University of New York in 1979 with a B.A. in economics. From 1980 through late 1982 he was a commodity trader for E. F. Hutton & Co., Inc. At Hutton he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. He joined The Managing Owner in 1982 as Assistant Director of Trading.

     Dennis B. Newton, age 49. Mr. Newton is a Senior Vice-President of The Managing Owner and The Millburn Corporation. His primary responsibilities are in administration and marketing. Prior to joining The Managing Owner in September 1991, Mr. Newton was President of Phoenix Asset Management, Inc., a registered commodity pool operator from April 1990 to August 1991. Prior to his employment with Phoenix, Mr. Newton was a Director of Managed Futures with Prudential-Bache Securities Inc. from September 1987 to March 1990. Mr. Newton joined Prudential-Bache from Heinold Asset Management, Inc. where he was a member of the senior management team. Heinold was a pioneer and one of the largest sponsors of funds utilizing futures and currency forward trading.

     Grant N. Smith, age 49. Mr. Smith is an Executive Vice-President and Co-Director of Research of The Managing Owner and The Millburn Corporation and a partner of ShareInVest Research L.P. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology in 1974 and an M.S. degree from M.I.T. in 1975. While at M.I.T. he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined The Managing Owner in 1975.

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

     (b) SECURITY OWNERSHIP OF MANAGEMENT

     Under the terms of the Trust Agreement, the Trust's affairs are managed by the Managing Owner, which has discretionary authority over the Trust's trading. The Managing Owner's managing owner interest was valued at $942,196 as of December 31, 2000, 2.75% of the Partnership's total equity, the equivalent of
829.63 Units.

     (c) CHANGES IN CONTROL

     None.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Item 11. EXECUTIVE COMPENSATION" and "Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." The Trust allocated to the Managing Owner $3,298,836 in brokerage fees and $0 in profit share for the year ended December 31, 2000. The Managing Owners' managing owner interest showed an allocation of gain of $93,538 for the year ended December 31, 2000. The Trust is prohibited from making any loans.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) FINANCIAL STATEMENTS

     The following are included with the 2000 Report of Independent Accountants, a copy of which is filed hereto as Exhibit 13.01.

                                                                                      Page
                                                                                      ----
          Affirmation of Millburn Ridgefield Corporation                               F-1
          Report of Independent Accountants                                            F-2
          Statements of Financial Condition As
            of December 31, 2000 and 1999                                              F-3
          Statements of Operations for the years ended
            December 31, 2000, 1999 and 1998                                           F-4
          Statements of Changes in Trust Capital for the years
            ended December 31, 2000, 1999 and 1998                                     F-5
          Notes to Financial Statements                                                F-6

     (a)(2) FINANCIAL STATEMENT SCHEDULES

     All Schedules are omitted for the reason that they are not required or are not applicable because equivalent information has been included in the financial statements or the notes thereto.

     (a)(3) EXHIBITS AS REQUIRED BY ITEM 601 OF REGULATION S-K

     The following exhibits are included herewith.

               Designation      Description
               -----------      -----------

                  13.01         2000 Report of Independent Accountants

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

                   3.01 Amended and Restated Declaration of Trust and Trust Agreement

               (b) REPORTS ON FORM 8-K

     No report on Form 8-K was filed by the Partnership during the quarter ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Greenwich and State of Connecticut on the 29th day of March, 2001.

                                THE MILLBURN WORLD RESOURCE TRUST

                                By:  The Millburn Ridgefield Corporation,
                                     Managing Owner

                                By /s/ Harvey Beker
                                   -------------------------------------------
                                   Harvey Beker
                                   Co-CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing Owner of the Registrant in the capacities and on the date indicated.


                                             Title with
Signature                                    General Partner                              Date
---------                                    ---------------                              ----
/s/ Harvey Beker                             Co-Chief                                     March 29, 2001
------------------------
    Harvey Beker                             Executive Officer and Director
                                             (Principal Financial and Accounting
                                             Officer)

/s/ George E. Crapple                        Co-Chief Executive                           March 29, 2001
------------------------
    George E. Crapple                        Officer and Director
                                             (Principal Executive Officer)

     (Being the principal executive officer, the principal financial and accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

Millburn Ridgefield Corporation
Managing Owner of Registrant

March 29, 2001

By /s/ Harvey Beker
   ---------------------
       Harvey Beker
       Co-CEO