Form 10-Q
period 2001-03-31
MILLBURN WORLD RESOURCE TRUST
filed 2001-05-15
CIK 943487

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the Quarterly Period Ended:  March 31, 2001
                                     or
           [ ]   Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


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

          Yes    [X]                                      No    [ ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates: $33,335,458.00.

THE MILLBURN WORLD RESOURCE TRUST INDEX

Part I - Financial Information
Financial Statements:                                          Pages
   Statement of Financial Condition at
      March 31, 2001 and December 31, 2000 (unaudited)           1
   Statements of Operations for the Periods Ended
      March 31, 2001 and 2000 (unaudited)                        2
   Statements of Changes in Trust Capital for the
      Periods Ended March 31, 2001 and 2000                      3
   Notes to Financial Statements (unaudited)                     4-5
Part II - Other Information                                      6

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
THE MILLBURN WORLD RESOURCE TRUST

Statements of Financial Condition (UNAUDITED)

                                                31-Mar-01          31-Dec-00
Assets:                                       -------------      -------------
Cash                                               764,051                 -
Investments in U.S. Treasury bills - at
 value (amortized cost $3,581,590 and
 $4,075,037 at March 31, 2001 and
 December 31, 2000)                              3,581,590          4,075,037
Investments in U.S. Treasury notes - at
 value (cost $10,228,567 and $6,332,969
 at March 31, 2001 and December 31, 2000)       10,326,269          6,392,219
Unrealized appreciation/(depreciation)
 on open contracts                               4,379,592          6,041,987
                                              -------------      -------------
Total equity in trading accounts                19,051,502         16,509.243

Investments in U.S. Treasury bills
 - at value (amortized cost $3,363,872
 and $9,582,366 at March 31, 2001 and
 December 31, 2000)                              3,363,872          9,582,366
Investments in U.S. Treasury notes - at
 value (cost $11,510,224 and $6,534,621
 at March 31, 2001 and December 31, 2000)       11,588,787          6,589,969
Money market fund                                1,509,028          3,592,984
Accrued interest receivable                        224,560            163,249
                                              -------------      -------------
Total Assets                                  $ 35,737,749       $ 36,437,811
                                              =============      =============

Liabilities & Trust Capital:
Due to broker                                           -             506,050
Accounts payable and accrued expenses              123,689             86,752
Redemptions payable to Unitholders, net          1,024,281          1,368,925
Accrued brokerage fees                             236,163            245,091
                                              -------------      -------------
Total Liabilities                                1,384,133          2,206,818

Trust Capital:
   Managing Owner interest                       1,018,158            942,196
   Unitholders (27,742.404 and 29,311.653
    Units of Beneficial Interest outstanding
    at March 31, 2001 and December 31, 2000
    respectively)                               33,335,458         33,288,797
                                              -------------      -------------
Total Trust Capital                             34,353,616         34,230,993
                                              -------------      -------------
Total Liabilities and Trust Capital           $ 35,737,749       $ 36,437,811
                                              =============      =============

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Statements of Operations
For the three months ended March 31, 2001 and 2000 (UNAUDITED)

                                                    2001             2000
                                                ------------     ------------
Income:
   Net gains (losses) on trading of futures
    and forward contracts
    Realized gains (losses)                     $ 3,935,526      $   347,253
   Change in unrealized appreciation
    (depreciation)                               (1,662,395)      (2,851,643)
                                                ------------     ------------
                                                  2,273,131       (2,504,390)

   Less, Brokerage fees                             734,746        1,066,040
                                                ------------     ------------
      Net realized and unrealized gains
      (losses) on trading of futures
       and forward contracts                      1,538,385       (3,570,430)

   Net gains (losses) from U.S. Treasury
    obligations:
    Unrealized appreciation (depreciation)           61,667               -
                                                ------------     ------------
    Total net realized and unrealized
     gains (losses)                               1,600,052       (3,570,430)


   Interest Income                                  430,244          618,146
   Foreign Exchange Gain(Loss)                       (5,186)          (6,150)
                                                ------------     ------------
                                                  2,025,110       (2,958,434)

Expenses:
   Administrative                                    74,438           54,459
                                                ------------     ------------
    Net income(loss)                              1,950,672       (3,012,893)
                                                ============     ============

    Net Income(Loss) allocated to
     Managing Owner                             $    75,962      $   (38,380)
    Net Income(Loss) allocated to
     Unitholders                                $ 1,874,710      $(2,974,513)

    Increase(decrease) in net asset value
     for each unit                              $     65.93      $    (70.72)

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Statements of Trust Capital
For the three months ended March 31, 2001 (UNAUDITED)

                                        Unit        Managing
                                      Holders         Owner          Total
                                    ------------   ------------   ------------
Trust Capital at December 31, 2000
 (29,311.653 Units)                  33,288,797        942,196     34,230,993
Addition of 197.746 Units               207,141             -         207,141
Redemption of (1,766.995) Units      (2,035,190)            -      (2,035,190)
Net Income(Loss)                      1,874,710         75,962      1,950,672
                                    ------------   ------------   ------------
Trust Capital at March 31, 2001      33,335,458      1,018,158     34,353,616
 (27,742.404 Units)                 ============   ============   ============
Net Asset Value per Unit
 at March 31, 2001                    1,201.61
                                    ============

Statements of Trust Capital
For the three months ended March 31, 2000 (UNAUDITED)

                                        Unit        Managing
                                      Holders         Owner          Total
                                    ------------   ------------   ------------
Trust Capital at December 31, 1999
 (44,722.052 Units)                  49,635,958        848,658     50,484,616
Addition of 360.901 Units               373,801             -         373,801
Redemption of (6,058.310) Units      (6,482,297)            -      (6,482,297)
Net Income(Loss)                     (2,974,513)       (38,380)    (3,012,893)
                                    ------------   ------------   ------------
Trust Capital at March 31, 2000      40,552,949        810,278     41,363,227
 (39,024.643 Units)                 ============   ============   ============
Net Asset Value per Unit
 at March 31, 2000                    1,039.16
                                    ============

Net Asset Value per Unit
Changes in net asset value per Unit during the three months ended
March 31, 2001 and 2000 (unaudited) were as follows:

                                         2001          2000
                                      ------------  ------------
Net realized and unrealized gains
 (losses)on currency contracts        $     54.14    $   (84.05)
Interest Income                             14.46         14.79
Foreign exchange gain (loss)                (0.17)        (0.15)
Administrative expense                      (2.50)        (1.31)
                                      ------------  ------------
      Net income (loss) per unit            65.93        (70.72)

Net asset value per Unit,
 beginning of period                     1,135.68      1,109.88
                                      ------------  ------------
Net asset value per Unit,
 end of Period                        $  1,201.61   $  1,039.16
                                      ============  ============

Financial highlights for the quarter ended March 31, 2001:
  Total return: 5.81%
  Ratio of expenses to average net assets: 9.77% (annualized)
  Ratio of net income to average net assets: 23.55% (annualized)

NOTES TO FINANCIAL STATEMENTS

THE MILLBURN WORLD RESOURCE TRUST

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Trust's financial condition at March 31, 2001 (unaudited) and December 31, 2000 and the results of its operations for the three month period ended March 31, 2001 and 2000. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

ITEM II. OTHER INFORMATION

Management discussion and analysis of the financial statements for the three months ended March 31, 2001:

                          31-Mar-01      31-Dec-00
                        -------------  -------------
        Ending Equity   $ 34,353,616   $ 34,230,993

Due to the nature of commodity trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

The Trust's net assets increased 0.36% in the first quarter of 2001.
This increase was attributable to net income from operations of $1,950,672 and subscriptions of $207,141, which was partially offset by redemptions of $2,035,190.

Brokerage commissions are calculated on the net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage commissions for the three months ended March 31, 2001 decreased by $331,294, relative to the corresponding period in 2000.

The Trust NAV advanced markedly in the first quarter of 2001. Substantial gains from trading dollar currency positions, interest rate futures, stock index futures, and soft and agricultural commodities futures outweighed losses from trading energy and metal futures, and exotic and cross currency positions.

In the dollar currency sector, a long dollar position against the Japanese yen was extremely profitable. Long dollar positions against the Korean won, Thai baht, Singapore dollar and Euro also produced gains. Political uncertainties throughout the Far East and a weakening of the world economy underpinned the dollar, even though U.S. equity markets remained under pressure in the quarter.

Turning to interest rates, a flight out of equities to the safety of government fixed income investments produced solid profits on long positions in short andmedium term interest rate futures contracts. That this flight to safety was widespread is evidenced by gains from positions in U.S., European, and Japanese investments.

Turning to equities, short futures positions in U.S., German, and Hong Kong stock indices were profitable. Meanwhile, a short Japanese stock index position produced a fractional loss.

Short positions in cotton and sugar generated significant profits that more than outweighed losses on long corn and wheat positions, on both sides of the coffee market.

Gold futures prices were volatile, and losses from a short gold trade were greater than small gains made on the short side of copper and aluminum.

Following the long uptrend in most energy prices in 2000, energy markets turned less directional and more volatile during the first quarter of 2001. Hence losses were registered on long crude oil, unleaded gasoline and natural gas positions. Meanwhile, short positions in heating oil, London gas oil and natural gas also produced losses.

PART II. OTHER INFORMATION

ITEM I. Legal Proceedings - None
ITEM 2. Changes in Securities and Use of Proceeds - None
ITEM 3. Defaults Upon Senior Securities - None
ITEM 4. Submission of Matters to a Vote of Security Holders - None
ITEM 5. Other Information - None
ITEM 6. (a) Exhibits - None
        (b) Reports on Form 8-K - None

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 30th day of April 2001.

   THE MILLBURN WORLD RESOURCE TRUST

   By:  Millburn Ridgefield Corporation,
        Managing Owner


   By   /s/ Tod A. Tanis                      April 30, 2001
          Tod A. Tanis
          Vice-President