Form 10-Q
period 2001-06-30
MILLBURN WORLD RESOURCE TRUST
filed 2001-08-15
CIK 943487

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the Quarterly Period Ended:  June 30, 2001
                                     or
           [ ]   Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


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

          Yes    [X]                                      No    [ ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates: $29,462,805.00.

THE MILLBURN WORLD RESOURCE TRUST INDEX

Part I - Financial Information
Financial Statements:                                          Pages
   Statements of Financial Condition at
      June 30, 2001 and December 31, 2000 (unaudited)           1
   Statements of Operations for the Periods Ended
      June 30, 2001 and 2000 (unaudited)                        2
   Condensed Schedule of Investments at
      June 30, 2001 (unaudited)                                 4
   Statements of Changes in Trust Capital for the
      Periods Ended June 30, 2001 and 2000 (unaudited)          5
   Changes in Net Asset Value per Unit (unaudited)              6
   Notes to Financial Statements (unaudited)                    8
Part II - Other Information                                    10

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
THE MILLBURN WORLD RESOURCE TRUST

Statements of Financial Condition (UNAUDITED)

                                                30-Jun-01          31-Dec-00
Assets:                                       -------------      -------------
Cash                                          $  1,621,216       $        0
Investments in U.S. Treasury bills - at
 value (amortized cost $0 and
 $4,075,037 at June 30, 2001 and
 December 31, 2000)                                    0            4,075,037
Investments in U.S. Treasury notes - at
 value (cost $10,183,537 and $6,332,969
 at June 30, 2001 and December 31, 2000)        10,190,031          6,392,219
Unrealized appreciation/(depreciation)
 on open contracts                               1,071,969          6,041,987
                                              -------------      -------------
Total equity in trading accounts                12,883,216         16,509,243

Investments in U.S. Treasury bills
 - at value (amortized cost $0
 and $9,582,366 at June 30, 2001 and
 December 31, 2000)                                    0            9,582,366
Investments in U.S. Treasury notes - at
 value (cost $16,791,691 and $6,534,621
 at June 30, 2001 and December 31, 2000)        16,820,500          6,589,969
Money market fund                                1,080,719          3,592,984
Accrued interest receivable                        351,195            163,249
                                              -------------      -------------
Total Assets                                  $ 31,135,630       $ 36,437,811
                                              =============      =============

Liabilities & Trust Capital:
Due to broker                                 $        0         $    506,050
Accounts payable and accrued expenses              114,175             86,752
Redemptions payable to Unitholders, net            392,768          1,368,925
Accrued brokerage fees                             201,862            245,091
                                              -------------      -------------
Total Liabilities                                  708,805          2,206,818

Trust Capital:
   Managing Owner interest                         964,020            942,196
   Unitholders (26,440.412 and 29,311.653
    Units of Beneficial Interest outstanding
    at June 30, 2001 and December 31, 2000,
    respectively)                               29,462,805         33,288,797
                                              -------------      -------------
Total Trust Capital                             30,426,825         34,230,993
                                              -------------      -------------
Total Liabilities and Trust Capital           $ 31,135,630       $ 36,437,811
                                              =============      =============

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Statements of Operations
For the three months ended June 30, 2001 and 2000 (UNAUDITED)

                                                    2001             2000
                                                ------------     ------------
Income:
   Net gains (losses) on trading of futures
    and forward contracts
    Realized gains (losses)                     $ 1,252,331     $ (1,947,126)
   Change in unrealized appreciation
    (depreciation)                               (3,307,623)        (919,386)
                                                ------------     ------------
                                                 (2,055,292)      (2,866,512)

   Less, Brokerage fees                             688,044          830,896
                                                ------------     ------------
      Net realized and unrealized gains
      (losses) on trading of futures
       and forward contracts                     (2,743,336)      (3,697,408)

   Net gains (losses) from U.S. Treasury
    obligations:
    Realized gains (losses)                          76,161              0
    Unrealized appreciation (depreciation)         (140,962)             0
                                                ------------     ------------
    Total net realized and unrealized
     gains (losses)                              (2,808,137)      (3,697,408)


   Interest Income                                  428,406          530,482
   Foreign Exchange Gain(Loss)                       (1,012)           8,721
                                                ------------     ------------
                                                 (2,380,743)      (3,158,205)

Expenses:
   Administrative                                    74,437           98,934
                                                ------------     ------------
    Net income(loss)                            $(2,455,180)     $(3,257,139)
                                                ============     ============

    Net Income(Loss) allocated to
     Managing Owner                             $   (54,138)     $   (52,565)
    Net Income(Loss) allocated to
     Unitholders                                $(2,401,042)     $(3,204,574)

    Net income (loss) per unit of
     Beneficial Interest                        $    (87.30)      $   (87.00)

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Statements of Operations
For the six months ended June 30, 2001 and 2000 (UNAUDITED)

                                                    2001             2000
                                                ------------     ------------
Income:
   Net gains (losses) on trading of futures
    and forward contracts
    Realized gains (losses)                     $ 5,187,858      $(1,599,873)
   Change in unrealized appreciation
    (depreciation)                               (4,970,018)      (3,771,029)
                                                ------------     ------------
                                                    217,840       (5,370,902)

   Less, Brokerage fees                           1,422,791        1,896,936
                                                ------------     ------------
      Net realized and unrealized gains
      (losses) on trading of futures
       and forward contracts                     (1,204,951)      (7,267,838)

   Net gains (losses) from U.S. Treasury
    obligations:
    Realized gains (losses)                          76,162              0
    Unrealized appreciation (depreciation)          (79,295)             0
                                                ------------     ------------
    Total net realized and unrealized
     gains (losses)                               1,208,084       (7,267,838)


   Interest Income                                  858,650        1,148,628
   Foreign Exchange Gain(Loss)                       (6,199)           2,571
                                                ------------     ------------
                                                   (355,633)      (6,116,639)

Expenses:
   Administrative                                   148,875          153,393
                                                ------------     ------------
    Net income(loss)                            $  (504,508)     $(6,270,032)
                                                ============     ============

    Net Income(Loss) allocated to
     Managing Owner                             $    21,824      $   (90,945)
    Net Income(Loss) allocated to
     Unitholders                                $  (526,332)     $(6,179,087)

    Net income (loss) per unit of
     Beneficial Interest                        $    (21.37)     $   (157.72)

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Condensed Schedule of Investments at June 30, 2001 (UNAUDITED)

                                    Unrealized as a         Net Unrealized
                                    % of Net Assets   Appreciation/(Depreciation)
                                    ---------------   ---------------------------
   Futures Contracts Purchased            0.19%
      Commodities                                     $        214,088
      Interest Rates                                          (189,589)
      Metals                                                    13,910
      Stock Indices                                             20,205
                                                      ---------------------------
   Total Futures Contracts Purchased                            58,614

          Futures Contracts Sold          3.78%
      Commodities                                               10,612
      Energies                                                 993,412
      Interest Rates                                            99,592
      Metals                                                    74,943
      Stock Indices                                            (29,776)
                                                      ---------------------------
   Total Futures Contracts Sold                              1,148,783


   Total Forward Contracts Purchased     -0.16%                (49,659)

   Total Forward Contracts Sold          -0.29%                (85,769)
                                                      ---------------------------
   Total Investments                                  $      1,071,969
                                                      ===========================

                                        Total         Percent of Unrealized
   Country Composition                Unrealized       to Total Unrealized
                                    ---------------   ----------------------

   Canada                           $     (11,627)             -1.08%
   European Union                        (161,725)            -15.09%
   Great Britain                         (130,000)            -12.13%
   Hong Kong                                4,571               0.43%
   Japan                                    8,091               0.75%
   Norway                                   3,662               0.34%
   Thailand                                 1,080               0.10%
   USA                                  1,357,917             126.68%
                                    ---------------   ----------------------
   Total                            $   1,071,969             100.00%
                                    ===============   ======================

THE MILLBURN WORLD RESOURCE TRUST

Statement of Trust Capital
For the three months ended June 30, 2001 (UNAUDITED)

                                        Unit        Managing
                                      Holders         Owner          Total
                                    ------------   ------------   ------------
Trust Capital at March 31, 2001
 (27,742.404 Units)                  33,335,458      1,018,158     34,353,616
Addition of 245.354 Units               268,862            0          268,862
Redemption of (1,547.346) Units      (1,740,473)           0       (1,740,473)
Net Income(Loss)                     (2,401,042)       (54,138)    (2,455,180)
                                    ------------   ------------   ------------
Trust Capital at June 30, 2001       29,462,805        964,020     30,426,825
 (26,440.412 Units)                 ============   ============   ============
Net Asset Value per Unit
 at June 30, 2001                    1,114.31
                                    ============

Statement of Trust Capital
For the six months ended June 30, 2001 (UNAUDITED)

                                        Unit        Managing
                                      Holders         Owner          Total
                                    ------------   ------------   ------------
Trust Capital at December 31, 2000
 (29,311.653 Units)                  33,288,797        942,196     34,230,993
Addition of 443.100 Units               476,003            0          476,003
Redemption of (3,314.341) Units      (3,775,663)           0       (3,775,663)
Net Income(Loss)                       (526,332)        21,824       (504,508)
                                    ------------   ------------   ------------
Trust Capital at June 30, 2001       29,462,805        964,020     30,426,825
 (26,440.412 Units)                 ============   ============   ============
Net Asset Value per Unit
 at June 30, 2001                    1,114.31
                                    ============

Net Asset Value per Unit

Changes in net asset value per Unit during the three months ended
June 30, 2001 and 2000 (unaudited) were as follows:

                                         2001          2000
                                      ------------  ------------
Net realized and unrealized gains
 (losses)on currency contracts        $    (99.79)    $  (98.21)
Interest Income                             15.16         13.56
Foreign exchange gain (loss)                (0.03)         0.24
Administrative expense                      (2.64)        (2.59)
                                      ------------  ------------
      Net income (loss) per unit           (87.30)       (87.00)

Net asset value per Unit,
 beginning of period                     1,201.61      1,039.16
                                      ------------  ------------
Net asset value per Unit,
 end of Period                        $  1,114.31   $    952.16
                                      ============  ============


Financial highlights for the quarter ended June 30, 2001:

  Total return: -7.27%
  Ratio of expenses to average net assets: 9.59% (annualized)
  Ratio of net income to average net assets: -30.89% (annualized)


              See accompanying notes to financial statements.

Net Asset Value per Unit

Changes in net asset value per Unit during the six months ended
June 30, 2001 and 2000 (unaudited) were as follows:

                                         2001          2000
                                      ------------  ------------
Net realized and unrealized gains
 (losses)on currency contracts        $    (45.65)    $ (182.26)
Interest Income                             29.62         28.35
Foreign exchange gain (loss)                (0.20)         0.09
Administrative expense                      (5.14)        (3.90)
                                      ------------  ------------
      Net income (loss) per unit           (21.37)      (157.72)

Net asset value per Unit,
 beginning of period                     1,135.68      1,109.88
                                      ------------  ------------
Net asset value per Unit,
 end of Period                        $  1,114.31   $    952.16
                                      ============  ============

Financial highlights for the six months ended June 30, 2001:

  Total return: -1.88%
  Ratio of expenses to average net assets: 9.72% (annualized)
  Ratio of net income to average net assets: -3.12% (annualized)


              See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

THE MILLBURN WORLD RESOURCE TRUST

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Trust's financial condition at June 30, 2001 (unaudited) and December 31, 2000 and the results of its operations for the three month and six month period ended June 30, 2001 and 2000. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

ITEM II. OTHER INFORMATION

Management discussion and analysis of the financial statements for the three months ended June 30, 2001:

                          30-Jun-01      31-Mar-01
                        -------------  -------------
        Ending Equity   $ 30,426,825   $ 34,353,616

Due to the nature of commodity trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

The Trust's net assets declined 11.43% in the second quarter of 2001.
This decrease was attributable to redemptions of $1,740,473 and a net loss of $2,455,180, which was partially offset by subscriptions of $268,862.

Brokerage commissions are calculated on the net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage commissions for the three months ended June 30, 2001 decreased by $142,852, relative to the corresponding period in 2000.

The Trust NAV declined in the second quarter of 2001. Losses from trading interest rate futures, foreign exchange, stock index futures, and metals and soft commodity futures overwhelmed gains posted trading energy futures.

US interest rate futures were highly volatile during the quarter, following the long downtrend in interest rates that had persisted since the later stages of 2000. Hence, losses were registered from trading US 5 and 10-year notes and 30-year bonds. This interest rate volatility extended into the European sphere as well, and brought with it losses from trading German 5-year notes. Elsewhere in interest rates futures, Eurodollar trading was fractionally profitable, while British gilt trading was somewhat negative.

In the currency markets, the downtrend in the yen at first reversed, and then was followed by a period of increased instability. Consequently, sizable losses were recorded trading the dollar/yen, euro/yen, and sterling/yen. Smaller losses were suffered in trading the Canadian, Korean, and Thai units against the dollar. Meanwhile, there were significant gains posted shorting the euro and Swiss franc versus the US dollar, and also from shorting the euro against the British pound and Norwegian krone.

Stock index futures displayed nondirectional volatility throughout the quarter and money was lost trading German, Hong Kong, US, and Japanese indices.

In the soft commodities, losses from a short sugar position early in the quarter more than offset gains from a short cotton position.

Metals trading posted a fractional loss for the period.

Finally in energy trading, a short natural gas position and a long unleaded gasoline position at the start of the quarter followed by a short unleaded gasoline position later were all quite profitable. On the other hand, the conflict between slowing demand due to weakening worldwide economic growth, and OPEC efforts to constrain supply injected instability into other energy markets. Hence, trading of crude oil, and to a lesser extent heating oil, was unprofitable.


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


THE TRUST'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for the six months ended June 30, 2001. During the six months ended June 30, 2001, the Trust's average total capitalization was approximately $32,340,167. As of June 30, 2001, the Trust's total capitalization was approximately $30.4 million.

                 Average Value   % of Average   Highest Value  Lowest Value
Market Sector       at Risk     Capitalization     at Risk        at Risk

Interest Rates      $  1.30          3.8%          $  1.30        $  1.20
Currencies             3.60         10.9%             3.70           3.40
Stock Indices          0.40          1.2%             0.50           0.30
Metals                 0.50          1.4%             0.50           0.40
Commodities            0.40          1.1%             0.40           0.30
Energies               0.70          2.0%             0.80           0.50

Total               $  6.90         20.4%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for each calendar quarter-end during the quarter ended June 30, 2001. Average capitalization is the average of the Trust's capitalization at the end of each calendar quarter through June 30, 2001. Dollar amounts represent millions of dollars.

PART II. OTHER INFORMATION

ITEM I. Legal Proceedings - None
ITEM 2. Changes in Securities and Use of Proceeds - None
ITEM 3. Defaults Upon Senior Securities - None
ITEM 4. Submission of Matters to a Vote of Security Holders - None
ITEM 5. Other Information - None
ITEM 6. (a) Exhibits - None
        (b) Reports on Form 8-K - None

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 30th day of July 2001.

   THE MILLBURN WORLD RESOURCE TRUST

   By:  Millburn Ridgefield Corporation,
        Managing Owner


   By   /s/ Tod A. Tanis                      July 30, 2001
          Tod A. Tanis
          Vice-President