Form 10-Q
period 2001-09-30
MILLBURN WORLD RESOURCE TRUST
filed 2001-11-15
CIK 943487

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the Quarterly Period Ended:  September 30, 2001
                                     or
           [ ]   Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


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

          Yes    [X]                                      No    [ ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates: $27,070,615.00.

THE MILLBURN WORLD RESOURCE TRUST INDEX

Part I - Financial Information
Financial Statements:                                          Pages
   Statements of Financial Condition at
      September 30, 2001 and December 31, 2000 (unaudited)      1
   Statements of Operations for the Periods Ended
      September 30, 2001 and 2000 (unaudited)                   2
   Condensed Schedule of Investments at
      September 30, 2001 (unaudited)                            4
   Statements of Changes in Trust Capital for the
      Periods Ended September 30, 2001 (unaudited)              5
   Changes in Net Asset Value per Unit for the periods ended
      September 30, 2001 and 2000 (unaudited)                   6
   Notes to Financial Statements (unaudited)                    8
Part II - Other Information                                    11

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
THE MILLBURN WORLD RESOURCE TRUST

Statements of Financial Condition (UNAUDITED)

                                                30-Sep-01          31-Dec-00
Assets:                                       -------------      -------------
Cash                                          $  2,001,476       $        0
Investments in U.S. Treasury bills - at
 value (amortized cost $0 and
 $4,075,037 at September 30, 2001 and
 December 31, 2000)                                    0            4,075,037
Investments in U.S. Treasury notes - at
 value (cost $12,366,412 and $6,332,969
 at September 30, 2001 and December 31, 2000)   12,351,641          6,392,219
Unrealized appreciation/(depreciation)
 on open contracts                                 504,381          6,041,987
                                              -------------      -------------
Total equity in trading accounts                14,857,498         16,509,243

Investments in U.S. Treasury bills
 - at value (amortized cost $0
 and $9,582,366 at September 30, 2001 and
 December 31, 2000)                                    0            9,582,366
Investments in U.S. Treasury notes - at
 value (cost $13,193,277 and $6,534,621
 at September 30, 2001 and December 31, 2000)   13,159,847          6,589,969
Money market fund                                  797,072          3,592,984
Accrued interest receivable                        306,201            163,249
                                              -------------      -------------
Total Assets                                  $ 29,120,618       $ 36,437,811
                                              =============      =============

Liabilities & Trust Capital:
Due to broker                                 $    722,595       $    506,050
Accounts payable and accrued expenses              114,273             86,752
Redemptions payable to Unitholders, net            106,248          1,368,925
Accrued brokerage fees                             177,579            245,091
                                              -------------      -------------
Total Liabilities                                1,120,695          2,206,818

Trust Capital:
   Managing Owner interest                         929,308            942,196
   Unitholders (25,723.812 and 29,311.653
    Units of Beneficial Interest outstanding
    at September 30, 2001 and December 31,
    2000, respectively)                         27,070,615         33,288,797
                                              -------------      -------------
Total Trust Capital                             27,999,923         34,230,993
                                              -------------      -------------
Total Liabilities and Trust Capital           $ 29,120,618       $ 36,437,811
                                              =============      =============

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Statements of Operations
For the three months ended September 30, 2001 and 2000 (UNAUDITED)

                                                    2001             2000
                                                ------------     ------------
Income:
   Net gains (losses) on trading of futures
    and forward contracts
    Realized gains (losses)                     $  (775,455)     $  (888,493)
   Change in unrealized appreciation
    (depreciation)                                 (567,588)        (359,644)
                                                ------------     ------------
                                                 (1,343,043)      (1,248,137)

   Less, Brokerage fees                             617,719          697,157
                                                ------------     ------------
      Net realized and unrealized gains
      (losses) on trading of futures
       and forward contracts                     (1,960,762)      (1,945,294)

   Net gains (losses) from U.S. Treasury
    obligations:
    Realized gains (losses)                          49,961              0
    Unrealized appreciation (depreciation)          (83,505)             0
                                                ------------     ------------
    Total net realized and unrealized
     gains (losses)                              (1,994,306)      (1,945,294)


   Interest Income                                  407,906          470,479
   Foreign Exchange Gain(Loss)                          294           (6,168)
                                                ------------     ------------
                                                 (1,586,106)      (1,480,983)

Expenses:
   Administrative                                    74,438           89,108
                                                ------------     ------------
    Net income(loss)                            $(1,660,544)     $(1,570,091)
                                                ============     ============

    Net Income(Loss) allocated to
     Managing Owner                             $   (34,712)     $   (22,331)
    Net Income(Loss) allocated to
     Unitholders                                $(1,625,832)     $(1,547,760)

    Net income (loss) per unit of
     Beneficial Interest                        $    (61.95)     $    (46.80)

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Statements of Operations
For the nine months ended September 30, 2001 and 2000 (UNAUDITED)

                                                    2001             2000
                                                ------------     ------------
Income:
   Net gains (losses) on trading of futures
    and forward contracts
    Realized gains (losses)                     $ 4,412,403     $ (2,481,646)
   Change in unrealized appreciation
    (depreciation)                               (5,537,606)      (4,137,609)
                                                ------------     ------------
                                                 (1,125,203)      (6,619,255)

   Less, Brokerage fees                           2,040,510        2,590,246
                                                ------------     ------------
      Net realized and unrealized gains
      (losses) on trading of futures
       and forward contracts                     (3,165,713)      (9,209,501)

   Net gains (losses) from U.S. Treasury
    obligations:
    Realized gains (losses)                         126,122              0
    Unrealized appreciation (depreciation)         (162,799)             0
                                                ------------     ------------
    Total net realized and unrealized
     gains (losses)                              (3,202,390)      (9,209,501)


   Interest Income                                1,266,555        1,615,263
   Foreign Exchange Gain(Loss)                       (5,903)          (3,385)
                                                ------------     ------------
                                                 (1,941,738)      (7,597,623)

Expenses:
   Administrative                                   223,313          242,500
                                                ------------     ------------
    Net income(loss)                            $(2,165,051)     $(7,840,123)
                                                ============     ============

    Net Income(Loss) allocated to
     Managing Owner                             $   (12,888)     $  (113,276)
    Net Income(Loss) allocated to
     Unitholders                                $(2,152,163)     $(7,726,847)

    Net income (loss) per unit of
     Beneficial Interest                        $    (83.32)      $  (204.52)

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Condensed Schedule of Investments at September 30, 2001 (UNAUDITED)

                                    Unrealized as a         Net Unrealized
                                    % of Net Assets   Appreciation/(Depreciation)
                                    ---------------   ---------------------------
   Futures Contracts Purchased            4.52%
      Interest Rates                                  $      1,121,506
      Metals                                                   144,670
                                                      ---------------------------
   Total Futures Contracts Purchased                         1,266,176

          Futures Contracts Sold          2.15%
      Commodities                                              223,014
      Energies                                                 180,390
      Interest Rates                                            (3,255)
      Metals                                                   341,359
      Stock Indices                                           (140,716)
                                                      ---------------------------
   Total Futures Contracts Sold                                600,792


   Total Forward Contracts Purchased     -4.99%             (1,398,363)

   Total Forward Contracts Sold           0.12%                 35,776
                                                      ---------------------------
   Total Investments                                  $        504,381
                                                      ===========================

                                        Total              Percent of Unrealized
                                     Unrealized             to Total Unrealized
   Currency Composition       Appreciation/(Depreciation)
                              ---------------------------  ----------------------

   Euro                             $    (994,334)              -197.14%
   British Pound                         (158,974)               -31.52%
   Hong Kong Dollar                      (157,347)               -31.20%
   Japanese Yen                          (283,077)               -56.12%
   Swiss Franc                             79,376                 15.74%
   US Dollar                            2,018,737                400.24%
                                    ---------------       ----------------------
   Total                            $     504,381                100.00%
                                    ===============       ======================

THE MILLBURN WORLD RESOURCE TRUST

Statement of Trust Capital
For the three months ended September 30, 2001 (UNAUDITED)

                                        Unit        Managing
                                      Holders         Owner          Total
                                    ------------   ------------   ------------
Trust Capital at June 30, 2001
 (26,440.412 Units)                  29,462,805        964,020     30,426,825
Addition of 265.144 Units               270,066            0          270,066
Redemption of (981.744) Units        (1,036,424)           0       (1,036,424)
Net Income(Loss)                     (1,625,832)       (34,712)    (1,660,544)
                                    ------------   ------------   ------------
Trust Capital at September 30,       27,070,615        929,308     27,999,923
 2001 (25,723.812 Units)            ============   ============   ============
Net Asset Value per Unit
 at September 30, 2001                 1,052.36
                                    ============

Statement of Trust Capital
For the nine months ended September 30, 2001 (UNAUDITED)

                                        Unit        Managing
                                      Holders         Owner          Total
                                    ------------   ------------   ------------
Trust Capital at December 31, 2000
 (29,311.653 Units)                  33,288,797        942,196     34,230,993
Addition of 708.244 Units               746,069            0          746,069
Redemption of (4,296.085) Units      (4,812,088)           0       (4,812,088)
Net Income(Loss)                     (2,152,163)       (12,888)    (2,165,051)
                                    ------------   ------------   ------------
Trust Capital at September 30, 2001  27,070,615        929,308     27,999,923
 (25,723.812 Units)                 ============   ============   ============
Net Asset Value per Unit
 at September 30, 2001                 1,052.36
                                    ============

Net Asset Value per Unit

Changes in net asset value per Unit during the three months ended
September 30, 2001 and 2000 (unaudited) were as follows:

                                         2001          2000
                                      ------------  ------------
Net realized and unrealized gains
 (losses)on currency contracts        $    (74.18)    $  (57.69)
Interest Income                             14.93         13.65
Foreign exchange gain (loss)                 0.02         (0.18)
Administrative expense                      (2.72)        (2.58)
                                      ------------  ------------
      Net income (loss) per unit           (61.95)       (46.80)

Net asset value per Unit,
 beginning of period                     1,114.31        952.16
                                      ------------  ------------
Net asset value per Unit,
 end of Period                        $  1,052.36   $    905.36
                                      ============  ============


Financial highlights for the quarter ended September 30, 2001 (UNAUDITED):

  Total return: -5.56%
  Ratio of expenses to average net assets: 9.82% (annualized)
  Ratio of net income to average net assets: -23.55% (annualized)


              See accompanying notes to financial statements.

Net Asset Value per Unit

Changes in net asset value per Unit during the nine months ended
September 30, 2001 and 2000 (unaudited) were as follows:

                                         2001          2000
                                      ------------  ------------
Net realized and unrealized gains
 (losses)on currency contracts        $   (119.83)    $ (239.28)
Interest Income                             44.55         41.26
Foreign exchange gain (loss)                (0.18)        (0.09)
Administrative expense                      (7.86)        (6.41)
                                      ------------  ------------
      Net income (loss) per unit           (83.32)      (204.52)

Net asset value per Unit,
 beginning of period                     1,135.68      1,109.88
                                      ------------  ------------
Net asset value per Unit,
 end of Period                        $  1,052.36   $    905.36
                                      ============  ============

Financial highlights for the nine months ended September 30, 2001 (UNAUDITED):

  Total return: -7.34%
  Ratio of expenses to average net assets: 9.71% (annualized)
  Ratio of net income to average net assets: -9.28% (annualized)


              See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

THE MILLBURN WORLD RESOURCE TRUST

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Trust's financial condition at September 30, 2001 (unaudited) and December 31, 2000 and the results of its operations for the three month and nine month period ended September 30, 2001 and 2000. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

ITEM II. OTHER INFORMATION

Management discussion and analysis of the financial statements for the three months ended September 30, 2001:

                          30-Sep-01      30-Jun-01
                        -------------  -------------
        Ending Equity   $ 27,999,923   $ 30,426,825

Due to the nature of commodity trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

The Trust's net assets declined 7.98% in the third quarter of 2001.
This decrease was attributable to redemptions of $1,036,424 and a net loss of $1,660,544, which was partially offset by subscriptions of $270,066.

Brokerage commissions are calculated on the net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage commissions for the three months ended September 30, 2001 decreased by $79,438, relative to the corresponding period in 2000.

The fund NAV declined during the July-September quarter. Losses from energy and currency trading outdistanced the sizable profits produced in the interest rate, stock index and metals sectors.

Energy prices were highly volatile during the quarter. The demand dampening effects of the worldwide economic slowdown on the one hand, collided with the potential supply control efforts of OPEC on the other to make crude oil and oil product prices erratic throughout the period. The September 11th terrorist attack added to the uncertain landscape as market participants wondered whether supply disruptions or deeper recession-reduced demand cutbacks were more likely in its aftermath.
As a result, the fund suffered heavy losses on both long and short positions in crude oil, heating oil, London gas oil, and unleaded gasoline.

Currency trading was not profitable either. Exchange rates were volatile in broad ranges as market participants were buffeted to and fro by the deteriorating economic environment, the differing economic policy responses of different countries, and the aftershock of the September 11th attacks. Hence, there were losses on both long and short dollar positions against the euro, yen, Korean won and Thai baht. A long Swiss franc/short US dollar position did register a gain. Non-dollar cross currency trading was also unprofitable. Both long and short euro positions versus the pound sterling and Norwegian krone, as well as both long and short pound sterling positions versus the yen were unprofitable.

As economic activity continued to decelerate in the third quarter, Central Banks worldwide eased their monetary policies. Furthermore, in the wake of the September 11th terrorist attacks in the US, there was a pronounced flight to "safer" investments that included government fixed income securities,
particularly those with shorter maturity.   Consequently, long futures
positions in US bonds, notes and eurodollars were very profitable. A long position in the 5-year German note future also produced a gain. On the other hand, trading of Japanese and British interest rate futures generated losses on both long and short positions.

Global equity markets were weak prior to September 11th, and dropped substantially further afterward. Hence, short positions in the German DAX, Hong Kong Hang Seng, Japanese Topix and NASDAQ 100 indices were highly profitable this quarter.

Weakening industrial activity during the 3Q led to significant gains from short aluminum and copper positions, while the flight to safety produced a sizable gain on a long gold position in September.

Finally, trading of soft commodities had no appreciable impact on the quarterly results. Gains on short positions in cotton, coffee, and sugar were offset by losses from a long corn position and a long sugar position.


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


THE TRUST'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for the nine months ended September 30, 2001. During the nine months ended September 30, 2001, the Trust's average total capitalization was approximately $31,098,887. As of September 30, 2001, the Trust's total capitalization was approximately $28.0 million.

                 Average Value   % of Average   Highest Value  Lowest Value
Market Sector       at Risk     Capitalization     at Risk        at Risk

Interest Rates      $  1.30          3.9%          $  1.30        $  1.20
Currencies             3.60         11.1%             3.70           3.40
Stock Indices          0.40          1.3%             0.50           0.30
Metals                 0.50          1.4%             0.50           0.40
Commodities            0.40          1.1%             0.40           0.30
Energies               0.70          2.1%             0.80           0.50

Total               $  6.90         20.9%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for each calendar quarter-end during the period ended September 30, 2001. Average capitalization is the average of the Trust's capitalization at the end of each calendar quarter through September 30, 2001. Dollar amounts represent millions of dollars.

PART II. OTHER INFORMATION

ITEM I. Legal Proceedings - None
ITEM 2. Changes in Securities and Use of Proceeds - None
ITEM 3. Defaults Upon Senior Securities - None
ITEM 4. Submission of Matters to a Vote of Security Holders - None
ITEM 5. Other Information - None
ITEM 6. (a) Exhibits - None
        (b) Reports on Form 8-K - None

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 30th day of October 2001.

   THE MILLBURN WORLD RESOURCE TRUST

   By:  Millburn Ridgefield Corporation,
        Managing Owner


   By   /s/ Tod A. Tanis                      October 30, 2001
          Tod A. Tanis
          Vice-President