Form 10-K405
period 2001-12-31
MILLBURN WORLD RESOURCE TRUST
filed 2002-03-29
CIK 943487

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                /X/ Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Fiscal Year Ended: December 31, 2001

                                       or

              / / Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Commission File Number: 0-26932

                        THE MILLBURN WORLD RESOURCE TRUST
             (Exact name of registrant as specified in its charter)

               Delaware                                06-6415-583
    -------------------------------               -----------------------
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                  Identification No.)

                       c/o MILLBURN RIDGEFIELD CORPORATION
                             411 West Putnam Avenue
                          GREENWICH, CONNECTICUT  06830
                    -----------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (203) 625-7554

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of
the Act:   UNITS OF BENEFICIAL INTEREST
                  (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of February 28, 2002: $23,165,000

                       Documents Incorporated by Reference

                                      None

                                     PART I

Item 1.   BUSINESS

         (a)   GENERAL DEVELOPMENT OF BUSINESS

         The Millburn World Resource Trust (the "Trust") is a business trust organized June 7, 1995 pursuant to a Declaration of Trust and Trust Agreement (the "Trust Agreement"), under the Delaware Business Trust Act. Between July 12, 1995 and September 11, 1995 (the "Initial Offering"), units of beneficial interest in the Trust (the "Units") were publicly offered at an initial price of $1,000 per Unit. The proceeds of the Initial Offering and interest thereon were held in escrow until September 13, 1995 at which time an aggregate of $15,141,664 was turned over to the Trust and the Trust commenced operations. As of December 31, 2001, Units were being offered on a monthly basis at Net Asset Value per unit. The offering is registered under the Securities Act of 1933, as amended. UBS PaineWebber Inc. acts as principal selling agent on a best efforts basis. A total of $98,000,336 of Units have been sold to the public as of December 31, 2001.

         The Trust engages in speculative trading in the futures, options and forward markets.

         Millburn Ridgefield Corporation (the "Managing Owner"), a Delaware corporation, is the managing owner and the commodity trading advisor for the Trust. The Managing Owner invested $400 in the Trust as an initial capital contribution to the Trust and $155,005 in the Trust at the outset of trading and subsequently has contributed an additional $417,000 as of December 31, 2001. After reflecting a net loss of $41,680 and profit share of $0, this investment totaled (after deductions for redemptions) $900,516, as of December 31, 2001.

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

         Prudential Securities Incorporated and UBS PaineWebber Inc. (the "Brokers") act as the primary futures brokers for the Trust. The Trust executes currency forward trades with Prudential Securities Incorporated. The Trust pays "bid asked" spreads on its forward trades, as such spreads are incorporated into the pricing of forward contracts. The Managing Owner monitors the Trust's trades to ensure that the prices it receives are competitive.

         The Trust's organizational and initial offering costs, $600,000, were advanced by the Managing Owner, for which it was reimbursed by the Trust in 24 equal monthly installments. The reimbursement of these costs was completed in the year ended December 31, 1997. The Trust will pay any extraordinary expenses which it may incur.

         The Trust is open-ended and may offer Units at net asset value as of the first day of each month. Unitholders may redeem any or all of their Units upon 10 business days' written notice to the Managing Owner at their net asset value as of the last day of any month. Units redeemed on or prior to the end of the first and second successive six-month periods after their sale will pay a redemption charge of 4% and 3%, respectively, of the net asset value at which they are redeemed (3% and 2%, respectively, in the case of subscriptions for $1,000,000 or more). These redemption charges are paid to the Managing Owner. Requests for redemption will be honored and payment will be made, except in the event of highly unusual market disruptions, within 15 business days of the effective date of redemption.

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

         (b)   Holders.

         As of December 31, 2001, there were 1284 holders of Units.

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

         (4)(iv) For the account of the issuer, the amount of Units sold as of December 31, 2001 is $98,000,336, and the aggregate offering price of the amount sold as of December 31, 2001 is $98,000,336.

         (vi)   The net offering proceeds to the issuer totaled $98,000,336.

         (vii) From the effective date of the Registration Statements to December 31, 2001, the amount of net offering proceeds to the issuer for commodity futures and forward trading totaled $98,000,336.

Item 6.   SELECTED FINANCIAL DATA

         The following is a summary of operations for the fiscal years 2001, 2000, 1999, 1998 and 1997, and total assets of the Trust at December 31, 2001, 2000, 1999, 1998 and 1997. The Partnership commenced trading operations on September 13, 1995.

                                  FOR THE YEAR        FOR THE YEAR        FOR THE YEAR        FOR THE YEAR        FOR THE YEAR
                                 ENDED DECEMBER      ENDED DECEMBER      ENDED DECEMBER      ENDED DECEMBER      ENDED DECEMBER
                                    31, 2001           31, 2000            31, 1999            31, 1998            31, 1997
                                ----------------    -----------------   -----------------   -----------------   -----------------
Revenue:
  Total net realized
         and unrealized
        gains  (losses)*        $      (2,138,120)  $       1,021,419   $      (3,483,405)  $       6,436,716   $       3,115,448
Interest income                         1,467,711           2,037,153           3,026,673           3,810,781           3,467,544

Expenses:
  Profit share                                 --                  --                  --                  --             695,667
  Administrative expenses                 265,562             297,751             389,267             581,101             345,473
  Brokerage Commissions                 2,629,963           3,298,836           5,496,697           6,057,327           3,998,675

Net Income (loss)               $      (3,565,934)  $        (538,015)  $      (6,342,696)  $       3,609,069   $       1,543,177
                                -----------------   -----------------   -----------------   =================   =================
Total assets                    $      26,592,238   $      36,609,165   $      53,150,824   $      76,437,649   $      74,862,554
                                -----------------   -----------------   -----------------   =================   =================
Total limited partners'
   capital                      $      24,822,541   $      33,288,797   $      49,635,958   $      72,947,006   $      72,794,694
                                -----------------   -----------------   -----------------   =================   =================
Net asset value per Unit        $          998.22   $        1,135.68   $        1,109.88   $        1,234.38   $        1,182.43
                                -----------------   -----------------   -----------------   =================   =================
Redemption value per Unit       $          998.22   $        1,135.68   $        1,109.88   $        1,234.38   $        1,182.43
                                -----------------   -----------------   -----------------   =================   =================
Increase (decrease) in net
     asset value per Unit       $         (137.46)  $           25.80   $         (124.50)  $           51.95   $           32.29
                                -----------------   -----------------   -----------------   =================   =================
Increase (decrease) in
     redemption value per
     Unit                       $         (137.46)  $           25.80   $         (124.50)  $           51.95   $           25.62
                                -----------------   -----------------   =================   =================   =================

* From trading of futures and forward contracts, foreign exchange transactions and translations and U.S. Treasury obligations

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Reference is made to "Item 6. SELECTED FINANCIAL DATA" and "Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." The information contained therein is essential to, and should be read in conjunction with, the following analysis.

         CAPITAL RESOURCES

         Units may be offered for sale as of the beginning, and may be redeemed as of the end, of each month.

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

         LIQUIDITY

         The Trust's assets are generally held as cash or cash equivalents which are used to margin the Trust's futures positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to daily price fluctuation limits, which are inherent in the Trust's futures and forward trading, the Trust's assets are highly liquid and are expected to remain so. During its operations through December 31, 2001, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

2001

         During 2001, the Trust suffered net trading losses of $2,112,095. Brokerage fees of $2,629,963 were paid or accrued. The Trust paid no profit share. Interest income of $1,467,711 partially offset the Trust's expenses resulting in a net loss (inclusive of administrative expenses) of $3,565,934 and a 12.10% decrease in the Net Asset Value per Unit.

          Energy prices were highly volatile throughout the year, buffeted by the conflicting influences of slowing worldwide growth on the one hand, and OPEC's effort to support oil prices and Middle-East turmoil on the other. Consequently, the Trust suffered losses on both long and short positions in crude oil trading most particularly, but also from trading of heating oil, London gas oil, unleaded gasoline, and natural gas. Volatility also characterized price action in soft and agricultural commodities, resulting in losses from sugar, corn, wheat, and coffee trading. In contrast, a short cotton trade produced a sizable gain.

         A long position in short-term eurodollar interest rates futures that persisted throughout the year was highly profitable in response to the continuous easing of monetary policy by the Federal Reserve. A long position in 10-year German bond futures was also profitable for most of 2001. These gains were partially offset by losses sustained trading with both long and short positions in Japanese government bond futures, which were volatile without trend. In currency trading, a long U.S. dollar position against the Japanese yen was very profitable. Meanwhile, trading of the dollar/euro and dollar/Canadian dollar exchange rates generated losses. Also, trading the euro versus the British pound and Norwegian krona produced losses. Short German and Japanese stock index futures positions were quite profitable during the past year. In addition, both long and short positions in Hong Kong equity index futures were profitable. Finally, in metals, gains from trading aluminum, copper and zinc futures were only partially offset by losses from trading gold futures.

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

         The trading environment in all market segments, with the sole exception of energy, was extremely difficult for the first three-quarters of 2000. In the fourth quarter, however, the market environment improved significantly, and five market sectors were profitable, two sectors had a zero result for the quarter, and the other two sectors had only fractional losses. On balance, a persistent uptrend in energy prices during 2000 generated profits across the board, with gains accruing from trading of crude oil, heating oil, London gas oil, natural gas and unleaded gasoline. Interest rate trading was also profitable thanks to a strong fourth quarter uptrend in futures prices. Gains from U.S. and German interest rate positions led the way, while losses resulted from trading Japanese and U.K. instruments. Currency trading was also profitable due to a fourth quarter rebound. Long dollar positions versus the Euro and Thai Bhat were the leading gainers for 2000, while trading of the Euro versus the Yen, Norwegian Krona, and pound sterling generated losses. Persistent non-directional volatility plagued equity, metals and agricultural futures trading. In the equity sector, Hong Kong and Japanese futures produced the largest losses. Trading in copper, aluminum, zinc and gold resulted in losses. Profits from sugar trading were overwhelmed by losses from cotton and wheat trading, in particular.

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

         Exchange maintenance margin requirements have been used by the Trust as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed 95 99% of the maximum one-day losses in the fair value of any given contract incurred during the time period over which historical price fluctuations are researched for purposes of establishing margin levels. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

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

THE TRUST'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

         The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for fiscal years 2001 and 2000. During fiscal year 2001, the Trust's average total capitalization was approximately $29,808,079. During fiscal year 2000, the Trust's average total capitalization was approximately $37,866,363.

                                                FISCAL YEAR 2001


 Market Sector            Average Value           % of Average         Highest Value at     Lowest Value at Risk
                           at Risk ($)           Capitalization            Risk ($)                 ($)
--------------            ------------           --------------        ----------------     --------------------
Interest Rates                1.2                     4.1                    1.3                    1.1
Currencies                    3.2                    10.5                    3.7                    2.7
Stock Indices                 0.4                     1.4                    0.5                    0.3
Metals                        0.4                     1.3                    0.5                    0.1
Commodities                   0.3                     1.0                    0.4                    0.1
Energy                        0.6                     2.0                    0.8                    0.5

     Total                    6.1                    20.3

                                              FISCAL YEAR 2000

 Market Sector            Average Value           % of Average         Highest Value at     Lowest Value at Risk
                           at Risk ($)           Capitalization            Risk ($)                 ($)
--------------            ------------           --------------        ----------------     --------------------
Interest Rates                 1.5                    3.6                     2.0                    1.0
Currencies                     3.8                    9.4                     4.4                    3.1
Stock Indices                  0.4                    1.0                     0.5                    0.3
Metals                         0.4                    1.0                     0.6                    0.2
Commodities                    0.2                    0.5                     0.4                    0.1
Energy                         0.5                    1.1                     0.6                    0.4

         Total                 6.8                    16.6

         Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for each calendar quarter-end during the fiscal year. Average Capitalization is the average of the Trust's capitalization at the end of each calendar quarter of fiscal years 2001 and 2000. Dollar amounts represent millions of dollars.

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

         The Trust also has non-trading cash flow risk as a result of holding a substantial portion (approximately 89%) of its net assets in short-term U.S. Treasury instruments and other short-term debt instruments (as well as any market risk they represent) for margin and cash management purposes. Although the Managing Owner does not anticipate that, even in the case of major interest rate movements, the Trust would sustain a material mark-to-market loss on its securities positions, if short-term interest rates decline so will the Trust's cash management income. The

Trust also maintains a portion (approximately 3% of its assets in cash in interest-bearing bank accounts. These cash balances are also subject (as well as any market risk they represent) to cash flow risk, which is not material.

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

         The following were the primary trading risk exposures of the Trust as of December 31, 2001, by market sector.

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

         STOCK INDICES. The Trust's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Trust are by law limited to futures on broadly based indices. As of December 31, 2001, the Trust's primary exposures were in the Simex (Singapore), Nikkei (Japan) and Hang Sang (Hong Kong) stock indices. The Trust is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices. (Static markets would not cause major market changes but would make it difficult for the Trust to avoid numerous small losses.)

         METALS. The World Resource program used for the Trust trades precious and base metals. The Trust's primary metals market exposure is to fluctuations in the price of gold aluminum, copper and zinc.

         COMMODITIES. The Trust's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Grains, coffee, sugar, cotton and cocoa accounted for the substantial bulk of the Trust's commodities exposure as of December 31, 2001. In the past, the Trust has had material market exposure to live cattle, orange juice and the soybean complex and may do so again in the future. However, the Trust will maintain an emphasis on grains, coffee, sugar, cotton and cocoa, in which the Trust has historically taken its largest commodity positions.

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

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

         The following were the only non-trading risk exposures of the Trust as of December 31, 2001.

         FOREIGN CURRENCY BALANCES. The Trust's primary foreign currency balances are in Japanese yen, euro, British pounds and Canadian and Hong Kong dollars. The Trust controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month).

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

         The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2001 and 2000. This information has not been audited.

                                 --------------------  -------------------  --------------------  --------------------
                                     4th Quarter           3rd Quarter          2nd Quarter           1st Quarter
                                         2001                 2001                  2001                 2001
                                 --------------------  -------------------  --------------------  --------------------
Income:                          $           (769,181) $          (968,386) $         (1,692,698) $          2,759,856
                                 --------------------  -------------------  --------------------  --------------------
Expenses:                                     631,701              692,158               762,482               809,184
Net Income (Loss):                         (1,400,882)          (1,660,544)           (2,455,180)            1,950,672
                                 --------------------  -------------------  --------------------  --------------------
Net Income (Loss) per Unit                     (54.14)              (61.95)               (87.30)                65.93
                                 --------------------  -------------------  --------------------  --------------------
                                     4th Quarter           3rd Quarter          2nd Quarter           1st Quarter
                                         2000                 2000                  2000                 2000
                                 --------------------- -------------------  --------------------  --------------------
Income:                          $          8,062,101  $          (783,826) $         (2,327,309) $         (1,892,394)
Expenses:                                     759,993              786,265               929,830             1,120,499
Net Income (Loss):                          7,302,108           (1,570,091)           (3,257,139)           (3,012,893)
Net Income (Loss) per Unit                     230.32               (46.80)               (87.00)               (70.72)
                                 --------------------- -------------------  --------------------  --------------------

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

         The principals and senior officers of Millburn Ridgefield Corporation as of December 31, 2001 are as follows:

         Harvey Beker, age 48. Mr. Beker is Co-Chief Executive Officer and Co-Chairman of Millburn Ridgefield and The Millburn Corporation, and a partner of ShareInVest Research L.P. He received a Bachelor of Arts degree in economics from New York University in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at Clayton Brokerage Co. of St. Louis. Mr. Beker has been employed by The Millburn Corporation since June 1978. During his tenure at Millburn, he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in 1982.

         George E. Crapple, age 57. Mr. Crapple is Co-Chief Executive Officer and a Co-Chairman of Millburn Ridgefield and a Director of The Millburn Corporation and a partner of ShareInVest Research L.P. In 1966 he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa. In 1969 he graduated from Harvard Law School, MAGNA CUM LAUDE, where he was a member of the Harvard Law Review. He was a lawyer with Sidley & Austin, Chicago, Illinois, from 1969 until April 1, 1983, as a partner since 1975, specializing in commodities, securities, corporate and tax law. He was first associated with Millburn Ridgefield in 1976 and joined Millburn Ridgefield Corporation on April 1, 1983 on a full-time basis. Mr. Crapple is a director and member of the Executive Committee, Chairman of the Appeals Committee and a former Chairman of the Eastern Regional Business Conduct Committee of the NFA, past Chairman of the Managed Funds Association and a member of the Technology Advisory Committee of the CFTC.

         Gregg R. Buckbinder, age 43. Mr. Buckbinder is Senior Vice President and Chief Operating Officer of Millburn Ridgefield and The Millburn Corporation. He graduated CUM LAUDE from Pace University in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He joined Millburn in January 1998 from Odyssey Partners, L.P. where he was responsible for the operation, administration and accounting of the firm's merchant banking and managed account businesses. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from 1985 to 1990 where he was First Vice President and Controller, and from 1983 to 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from 1984 to 1985 as a manager in the tax department and from 1980 to 1983 as a senior auditor, with an emphasis on clients in the financial services business. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

         Mark B. Fitzsimmons, age 54 Mr. Fitzsimmons is a Senior Vice-President of The Managing Owner and The Millburn Corporation and a partner of ShareInVest Research L.P. His responsibilities include both marketing and investment strategy. He graduated SUMMA CUM LAUDE from the University of Bridgeport, Connecticut in 1970 with a B.S. in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. He joined The Managing Owner in January 1990 from Morgan Stanley & Co. Incorporated where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm. From 1977 to 1987 he was with Chemical Bank New York Corporation, first as a Senior Economist in Chemical's Foreign Exchange Advisory Service and later as a Vice-President and Manager of Chemical's Corporate Trading Group. While at Chemical he also traded both foreign exchange and fixed income products. From 1973 to 1977 Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department.

         Barry Goodman, age 44. Mr. Goodman is an Executive Vice-President, Director of Trading and Co-Director of Research of The Managing Owner and The Millburn Corporation and a partner of ShareInVest Research

L.P. His responsibilities include overseeing the firm's trading operation and managing its trading relationships, as well as the design and implementation of trading systems. He graduated MAGNA CUM LAUDE from Harpur College of the State University of New York in 1979 with a B.A. in economics. From 1980 through late 1982 he was a commodity trader for E. F. Hutton & Co., Inc. At Hutton he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. He joined The Managing Owner in 1982 as Assistant Director of Trading.

         Dennis B. Newton, age 50. Mr. Newton is a Senior Vice-President of The Managing Owner and The Millburn Corporation. His primary responsibilities are in administration and marketing. Prior to joining The Managing Owner in September 1991, Mr. Newton was President of Phoenix Asset Management, Inc., a registered commodity pool operator from April 1990 to August 1991. Prior to his employment with Phoenix, Mr. Newton was a Director of Managed Futures with Prudential-Bache Securities Inc. from September 1987 to March 1990. Mr. Newton joined Prudential-Bache from Heinold Asset Management, Inc. where he was a member of the senior management team. Heinold was a pioneer and one of the largest sponsors of funds utilizing futures and currency forward trading.

         Grant N. Smith, age 50. Mr. Smith is an Executive Vice-President and Co-Director of Research of The Managing Owner and The Millburn Corporation and a partner of ShareInVest Research L.P. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology in 1974 and an M.S. degree from M.I.T. in 1975. While at M.I.T. he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined The Managing Owner in 1975.

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

         (b)   SECURITY OWNERSHIP OF MANAGEMENT

         Under the terms of the Trust Agreement, the Trust's affairs are managed by the Managing Owner, which has discretionary authority over the Trust's trading. The Managing Owner's managing owner interest was valued at $900,516 as of December 31, 2001, 3.50% of the Partnership's total equity, the equivalent of
902.12 Units.

         (c)   CHANGES IN CONTROL

         None.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See "Item 11. EXECUTIVE COMPENSATION" and "Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." The Trust allocated to the Managing Owner $2,629,963 in brokerage fees and $0 in profit share for the year ended December 31, 2001. The Managing Owners' managing owner interest showed an allocation of loss of $41,680 for the year ended December 31, 2001. The Trust is prohibited from making any loans.


                                     PART IV

Item 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K

         (a)(1)   FINANCIAL STATEMENTS

         The following are included with the 2001 Report of Independent Accountants, a copy of which is filed hereto as Exhibit 13.01.

                                                                                       PAGE
                                                                                       ----
                  Affirmation of Millburn Ridgefield Corporation                        1
                  Report of Independent Accountants                                     2
                  Statements of Financial Condition As                                  3
                     of December 31, 2001 and 2000
                  Statements of Operations for the years ended                          4
                     December 31, 2001, 2000 and 1999
                  Statements of Changes in Trust Capital for the years                  5
                     ended December 31, 2001, 2000 and 1999
                  Condensed Schedule of Investments                                     6
                     at December 31, 2001
                  Financial Highlights for the years ended                              8
                     December 31, 2001, 2000 and 1999
                  Notes to Financial Statements                                         9

         (a)(2)   FINANCIAL STATEMENT SCHEDULES

         All Schedules are omitted for the reason that they are not required or are not applicable because equivalent information has been included in the financial statements or the notes thereto.

         (a)(3)   EXHIBITS AS REQUIRED BY ITEM 601 OF REGULATION S-K

         The following exhibits are included herewith.

                  DESIGNATION       DESCRIPTION

                      13.01         2001 Report of Independent Accountants

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

                       3.01 Amended and Restated Declaration of Trust and Trust Agreement

         (b)      REPORTS ON FORM 8-K

         No report on Form 8-K was filed by the Partnership during the quarter ended December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Greenwich and State of Connecticut on the 28th day of March, 2002.

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

                                                 Title with
Signature                                        General Partner                           Date

/s/ Harvey Beker                                 Co-Chief                                  March 28, 2002
----------------
     Harvey Beker Executive Officer and Director
                                                 (Principal Financial and Accounting
                                                 Officer)

/s/ George E. Crapple                            Co-Chief Executive                        March 28, 2002
---------------------
     George E. Crapple  Officer and Director
                                                 (Principal Executive Officer)

    (Being the principal executive officer, the principal financial and accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

Millburn Ridgefield Corporation
Managing Owner of Registrant
March 28, 2002

By /s/ Harvey Beker
-------------------
       Harvey Beker
       Co-CEO