Form 10-Q
period 2002-03-31
MILLBURN WORLD RESOURCE TRUST
filed 2002-05-15
CIK 943487

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the Quarterly Period Ended:  March 31, 2002
                                     or
           [ ]   Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


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

          Yes    [X]                                      No    [ ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates: $22,994,884.00.

THE MILLBURN WORLD RESOURCE TRUST INDEX

Part I - Financial Information
Financial Statements:                                          Pages
   Statements of Financial Condition at
      March 31, 2002 and December 31, 2001 (unaudited)           1
   Statements of Operations for the Three Months Ended
      March 31, 2002 and 2001 (unaudited)                        2
   Condensed Schedule of Investments at
      March 31, 2002 (unaudited)                                 3-4
   Statements of Trust Capital for the Three Months
      Ended March 31, 2001 and 2002 (unaudited)                  5
   Financial Highlights for the Three Months Ended
      March 31, 2002 and 2001 (unaudited)                        6
   Notes to Financial Statements (unaudited)                     7-8
Part II - Other Information                                      9

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
THE MILLBURN WORLD RESOURCE TRUST

Statements of Financial Condition (UNAUDITED)

                                                31-Mar-02          31-Dec-01
Assets:                                       -------------      -------------
Cash                                           $ 3,159,320       $    713,134
Cash denominated in foreign currencies
 (cost $30,836 and $99,672 at March 31, 2002
 and December 31, 2001)                             33,113             99,737
Investments in U.S. Treasury notes - at
 value (amortized cost $6,825,481 and
 $9,881,177 at March 31, 2002 and
 December 31, 2001)                              6,843,075          9,893,306
Unrealized appreciation/(depreciation)
 on open contracts                                (440,682)           944,098
                                              -------------      -------------
Total equity in trading accounts                 9,594,826         11,650,275

Investments in U.S. Treasury notes - at
 value (amortized cost $14,109,818 and
 $12,963,306 at March 31, 2002 and
 December 31, 2001)                             14,092,500         13,039,750
Money market fund                                  777,233          1,530,026
Accrued interest receivable                        305,505            372,187
                                              -------------      -------------
Total Assets                                  $ 24,770,064       $ 26,592,238
                                              =============      =============

Liabilities & Trust Capital:
Accrued expenses                              $     68,585       $     85,883
Redemptions payable to Unitholders                 649,465            609,969
Accrued brokerage commissions                      159,163            173,329
                                              -------------      -------------
Total Liabilities                                  877,213            869,181

Trust Capital:
   Managing Owner interest                         897,967            900,516
   Unitholders (23,590.295 and 24,866.853
    Units of Beneficial Interest outstanding
    at March 31, 2002 and December 31, 2001
    respectively)                               22,994,884         24,822,541
                                              -------------      -------------
Total Trust Capital                             23,892,851         25,723,057
                                              -------------      -------------
Total Liabilities and Trust Capital           $ 24,770,064       $ 26,592,238
                                              =============      =============

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST
Statements of Operations
For the three months ended March 31, 2002 and 2001 (UNAUDITED)

                                                Mar 31, 2002     Mar 31, 2001
                                                ------------     ------------
Investment income:
   Interest income                              $   161,934      $   430,244
Expenses
   Administrative expenses                           22,162           74,438
   Brokerage commissions                            540,383          734,746
                                                ------------     ------------
      Total expenses                                562,545          809,184
                                                ------------     ------------
      Net investment loss                          (400,611)        (378,940)

Realized and unrealized gains (losses)
   Net gains (losses) on trading of futures
    and forward contracts
      Net realized gains (losses) on
       closed positions:
         Futures and forward contracts            1,298,746        3,935,526
                                                ------------     ------------
         Net realized gains (losses) on
          closed positions                        1,298,746        3,935,526
                                                ------------     ------------
      Net change in unrealized appreciation
       (depreciation):
         Futures and forward contracts           (1,384,780)      (1,662,395)
         Foreign exchange translation                 2,212           (5,186)
                                                ------------     ------------
            Net change in unrealized
             appreciation (depreciation)         (1,382,568)      (1,667,581)
                                                ------------     ------------
            Net realized and unrealized gains
             (losses) on trading of futures
             and forward contracts and foreign
             exchange translation                   (83,822)       2,267,945
                                                ------------     ------------
   Net gains (losses) from U.S. Treasury obligations
      Net change in unrealized appreciation
       (depreciation)                               (88,297)          61,667
                                                ------------     ------------
         Net gains (losses) from U.S.
          Treasury obligations                      (88,297)          61,667
                                                ------------     ------------
         Total net realized and unrealized
          gains (losses)                           (172,119)       2,329,612
                                                ------------     ------------
         Net income (loss)                      $  (572,730)     $ 1,950,672
                                                ------------     ------------
         Net income (loss) per unit of
          beneficial interest                   $    (23.46)     $     65.93

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Condensed Schedule of Investments at March 31, 2002 (UNAUDITED)

                                    Net Unrealized
                                    Appreciation/
                                    (Depreciation)    Net Unrealized
                                  as a percentage of  Appreciation/
  Futures and Forward Contracts     Trust Capital     (Depreciation)
  -----------------------------   ------------------  ---------------
   Futures Contracts Purchased            0.76%
      Energies                                        $   199,937
      Interest rates                                       82,969
      Metals                                              (82,925)
      Softs                                                26,508
      Stock indices                                       (46,086)
                                                      ---------------
         Total Futures Contracts Purchased                180,403
                                                      ---------------

   Futures Contracts Sold                 1.95%
      Interest Rates                                      530,244
      Softs                                               (64,467)
      Stock Indices                                          (410)
                                                      ---------------
         Total Futures Contracts Sold                     465,367
                                                      ---------------
         Total investment in futures
          contracts                       2.71%           645,770
                                                      ---------------
   Forward Contracts Purchased           -2.10%          (500,815)
                                                      ---------------
   Forward Contracts Sold                -2.45%          (585,637)
                                                      ---------------
      Total investment in forward
      contracts                          -4.55%        (1,086,452)
                                                      ---------------
   Total Investments in futures and
   forward contracts                     -1.84%       $  (440,682)
                                                      ===============

               See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

                                                    Value as a
                                                    % of Trust
Face Amount Investments in U.S. Treasury Notes        Capital        Value
----------- ----------------------------------      ------------ -------------
            Government - United States                  87.62%
$6,400,000   U.S. Treasury notes, 6.50%, 5/31/2002               $  6,448,000
 8,720,000   U.S. Treasury notes, 6.375%, 8/15/2002                 8,861,700
 3,710,000   U.S. Treasury notes, 5.75%, 10/31/2002                 3,784,200
 1,810,000   U.S. Treasury notes, 4.375%, 2/28/2003                 1,841,675
                                                                  ------------
                  Total investments in U.S. Treasury
                  notes (amortized cost $20,935,299)    87.62%    $20,935,575
                                                                  ------------

                                   Percent of      Net Unrealized
   Currency Composition -        Unrealized to     Appreciation/
   Futures & Forward Contracts  Total Unrealized   (Depreciation)
                                -----------------  ---------------
   British Pound                   - 6.48%         $    28,535
   Euro                            -88.14%             388,401
   Hong Kong Dollar                - 3.57%              15,751
   Japanese Yen                     22.24%             (98,006)
   Norwegian krona                   1.29%              (5,665)
   U.S. Dollar                     174.66%            (769,698)
                                -----------------   --------------
      Total                        100.00%          $ (440,682)
                                =================   ==============

                  See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Statement of Trust Capital
For the three months ended March 31, 2001 (UNAUDITED)

                                        Unit        Managing
                                      Holders         Owner          Total
                                    ------------   ------------   ------------
Trust Capital at December 31, 2000
 (29,311.653 Units)                  33,288,797         942,196    34,230,993
Addition of 197.746 Units               207,141              0        207,141
Redemption of (1,766.995) Units      (2,035,190)             0     (2,035,190)
Net Income(Loss)                      1,874,710          75,962     1,950,672
                                    ------------    ------------   ------------
Trust Capital atMarch 31, 2001,       33,335,458      1,018,158    34,353,616
 (27,742.404 Units)                  ============   ============   ============
Net Asset Value per Unit
 at March 31, 2001                      1,201.61
                                     ============

Statement of Trust Capital
For the three months ended March 31, 2002 (UNAUDITED)

                                        Unit        Managing
                                      Holders         Owner          Total
                                    ------------   -----------    ------------
Trust Capital at December 31, 2001
 (24,866.853 Units)                  24,822,541        900,516      25,723,057
Addition of 286.718 Units               274,812             0          274,812
Redemption of (1,563.276) Units      (1,532,288)            0       (1,532,288)
Net Income(Loss)                       (570,181)        (2,549)       (572,730)
                                    ------------    -----------    ------------
Trust Capital atMarch 31, 2002,       22,994,884       897,967      23,892,851
 (23,590.295 Units)                  ============   ===========    ============
Net Asset Value per Unit
 at March 31, 2002                        974.76
                                     ============

                 See accompanying notes to financial statements.

Financial Highlights (Unaudited)
Per Unit Operating Performance for the three months ended
March 31, 2002 and 2001 (unaudited) were as follows:

                                          2002          2001
                                      ------------  ------------
Net income (loss) from operations:
   Net investment loss                $    (16.46)    $  (10.47)
Net realized and unrealized gains
 (losses) on trading of futures and
 forward contracts                          (3.41)        74.27
Net gains (losses) from U.S.
 Treasury obligations                       (3.59)         2.13
                                      ------------  ------------
      Net income (loss) per unit           (23.46)        65.93

Net asset value per Unit,
 beginning of period                       998.22      1,135.68
                                      ------------  ------------
Net asset value per Unit,
 end of Period                        $    974.76   $  1,201.61
                                      ============  ============

Financial highlights for the three months ended March 31, 2002:
  Total return:                                       -2.35%
  Ratio of expenses to average net assets:             9.35% (annualized)
  Ratio of net investment loss to average net assets: -6.74% (annualized)


              See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

THE MILLBURN WORLD RESOURCE TRUST

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Trust's financial condition at March 31, 2002 (unaudited) and December 31, 2001 and the results of its operations for the three month period ended March 31, 2002 and 2001. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

ITEM II. OTHER INFORMATION

Management discussion and analysis of the financial statements for the three months ended March 31, 2002:

                          31-Mar-02      31-Dec-01
                        -------------  -------------
        Ending Equity   $ 23,892,851   $ 25,723,057

Due to the nature of commodity trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

The Trust's net assets decreased 7.12% in the first quarter of 2002. This decrease was attributable to net loss from operations of $572,730 and redemptions of $1,532,288, which was partially offset by contributions of $274,812.

Brokerage commissions are calculated on the net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage commissions for the three months ended March 31, 2002 decreased by $194,363, relative to the corresponding period in 2001.

Gains from trading energy futures and, to a lesser extent, interest rate futures were offset by losses from trading currency, stock index, and non-financial commodity futures.

Uncertainties, which seemed to abound throughout the world, jostled the financial markets to and fro during the quarter. Accounting uncertainties, concern about future profit growth, questions about the direction of monetary and interest rate policies worldwide, Middle East turmoil and its possible impact on energy markets, all combined to cloud trading and investment decisions.

Long positions in crude oil, heating oil, London gas oil, unleaded gasoline and natural gas were all significantly positive during March and for the quarter as Middle Eastern tensions underpinned energy prices across the board.

Results in interest rate trading were mixed and produced a modest gain for the first quarter. Short positions in German five and ten year futures were profitable, as were both a short and later a long position in the Japanese government bond. On the other hand, a long eurodollar futures position lost money, and both short and long positions in US five and ten year notes also generated losses.

Long dollar positions against the other major currencies were very profitable at the start of 2002. As the quarter advanced, however, the US unit reversed direction and then settled into volatile ranges compared to most other currencies. Consequently, dollar currency trading produced losses during the last two months of the quarter that far outdistanced the earlier gains. At the same time, non-dollar cross rate trading generated fractional losses in each month of the quarter.

Stock index futures trading was also range-bound and volatile throughout the period. As positions whipsawed between long and short, large losses were produced trading the Japanese TOPIX and Hong Kong HANG SENG futures, and fractional shortfalls resulted from trading German and U.S. stock index futures.

Turning to non-financial commodities, sugar and cotton prices swung widely during the January-March quarter, producing losses on both long and short positions in each market. Meanwhile trading of metals futures was mixed.
The gains from long gold and copper positions were offset by the losses from trading aluminum and zinc.

PART II. OTHER INFORMATION

ITEM I. Legal Proceedings - None
ITEM 2. Changes in Securities and Use of Proceeds - None
ITEM 3. Defaults Upon Senior Securities - None
ITEM 4. Submission of Matters to a Vote of Security Holders - None
ITEM 5. Other Information - None
ITEM 6. (a) Exhibits - None
        (b) Reports on Form 8-K - None

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 30th day of April 2002.

   THE MILLBURN WORLD RESOURCE TRUST

   By:  Millburn Ridgefield Corporation,
        Managing Owner


   By   /s/ Tod A. Tanis                      April 30, 2002
          Tod A. Tanis
          Vice-President