Form 10-Q
period 2002-06-30
MILLBURN WORLD RESOURCE TRUST
filed 2002-08-13
CIK 943487

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the Quarterly Period Ended:  June 30, 2002
                                     or
           [ ]   Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


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

          Yes    [X]                                      No    [ ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates: $22,610,242.00.

THE MILLBURN WORLD RESOURCE TRUST INDEX

Part I - Financial Information
Financial Statements:                                          Pages
   Statements of Financial Condition at
      June 30, 2002 and December 31, 2001 (unaudited)           1
   Statements of Operations for the Three Months Ended
      June 30, 2002 and 2001 (unaudited)                        2
   Statements of Operations for the Six Months Ended
      June 30, 2002 and 2001 (unaudited)                        3
   Condensed Schedule of Investments at
      June 30, 2002 (unaudited)                                 4-5
   Statements of Trust Capital for the Three Months
      Ended June 30, 2002 and 2001 (unaudited)                  6
   Statements of Trust Capital for the Six Months
      Ended June 30, 2002 and 2001 (unaudited)                  7
   Financial Highlights for the Three Months Ended
      June 30, 2002 and 2001 (unaudited)                        8
   Financial Highlights for the Six Months Ended
      June 30, 2002 and 2001 (unaudited)                        9
   Notes to Financial Statements (unaudited)                   10-17
Part II - Other Information                                    18

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
THE MILLBURN WORLD RESOURCE TRUST

Statements of Financial Condition (UNAUDITED)

                                                30-Jun-02          31-Dec-01
Assets:                                       -------------      -------------
Cash                                           $ 1,231,612       $    713,134
Cash denominated in foreign currencies
 (cost $0,000 and $99,672 at June 30, 2002
 and December 31, 2001)                                 0              99,737
Investments in U.S. Treasury notes - at
 value (amortized cost $6,656,934 and
 $9,881,177 at June 30, 2002 and
 December 31, 2001)                              6,635,981          9,893,306
Unrealized appreciation/(depreciation)
 on open contracts                               3,366,632            944,098
                                              -------------      -------------
Total equity in trading accounts                11,234,225         11,650,275

Investments in U.S. Treasury notes - at
 value (amortized cost $11,684,618 and
 $12,963,306 at June 30, 2002 and
 December 31, 2001)                             11,715,978         13,039,750
Money market fund                                2,111,223          1,530,026
Accrued interest receivable                        300,306            372,187
                                              -------------      -------------
Total Assets                                  $ 25,361,732       $ 26,592,238
                                              =============      =============

Liabilities & Trust Capital:
Due to broker                                 $    284,768       $         0
Due to General Partner                             500,000                 0
Accrued expenses                                    39,715             85,883
Redemptions payable to Unitholders               1,261,347            609,969
Accrued brokerage commissions                      156,509            173,329
                                              -------------      -------------
Total Liabilities                                2,242,339            869,181

Trust Capital:
   Managing Owner interest                         509,151            900,516
   Unitholders (21,070.035 and 23,590.295
    Units of Beneficial Interest outstanding
    at June 30, 2002 and December 31, 2001
    respectively)                               22,610,242         24,822,541
                                              -------------      -------------
Total Trust Capital                             23,119,393         25,723,057
                                              -------------      -------------
Total Liabilities and Trust Capital           $ 25,361,732       $ 26,592,238
                                              =============      =============

Net Asset Value per Unit of Beneficial Interest $ 1,073.10         $ 1,201.61

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST
Statements of Operations
For the three months ended June 30, 2002 and 2001 (UNAUDITED)

                                                Jun 30, 2002     Jun 30, 2001
                                                ------------     ------------
Investment income:
   Interest income                              $   120,527      $   428,406
Expenses
   Administrative expenses                           22,162           74,437
   Brokerage commissions                            502,311          688,044
                                                ------------     ------------
      Total expenses                                524,473          762,481
                                                ------------     ------------
      Net investment loss                          (403,946)        (334,075)

Realized and unrealized gains (losses)
   Net gains (losses) on trading of futures
    and forward contracts
      Net realized gains (losses) on
       closed positions:
         Futures and forward contracts           (1,164,672)        1,252,331
         Foreign exchange transactions                   0             (1,012)
                                                ------------     ------------
         Net realized gains (losses) on
          closed positions                       (1,164,672)        1,251,319
                                                ------------     ------------
      Net change in unrealized appreciation
       (depreciation):
         Futures and forward contracts            3,807,315        (3,307,623)
         Foreign exchange translation                  (219)               0
                                                ------------     ------------
            Net change in unrealized
             appreciation (depreciation)          3,807,096        (3,307,623)
                                                ------------     ------------
            Net realized and unrealized gains
             (losses) on trading of futures
             and forward contracts and foreign
             exchange translation                 2,642,424        (2,056,304)
                                                ------------     ------------
   Net gains (losses) from U.S. Treasury obligations
      Net realized gains                                 0             76,161
      Net change in unrealized appreciation
       (depreciation)                                10,132          (140,962)
                                                ------------     ------------
         Net gains (losses) from U.S.
          Treasury obligations                       10,132           (64,801)
                                                ------------     ------------
         Total net realized and unrealized
          gains (losses)                          2,652,556        (2,121,105)
                                                ------------     ------------
         Net income (loss)                      $ 2,248,610     $  (2,455,180)
                                                ------------     ------------
         Net income (loss) per unit of
          beneficial interest                   $     98.34     $      (87.30)

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST
Statements of Operations
For the six months ended June 30, 2002 and 2001 (UNAUDITED)

                                                Jun 30, 2002     Jun 30, 2001
                                                ------------     ------------
Investment income:
   Interest income                              $   282,461      $   858,650
Expenses
   Administrative expenses                           44,324          148,875
   Brokerage commissions                          1,042,695        1,422,791
                                                ------------     ------------
      Total expenses                              1,087,019        1,571,666
                                                ------------     ------------
      Net investment loss                          (804,558)        (713,016)

Realized and unrealized gains (losses)
   Net gains (losses) on trading of futures
    and forward contracts
      Net realized gains (losses) on closed positions:
         Futures and forward contracts              134,074        5,187,858
         Foreign exchange transactions                   0                0
                                                ------------     ------------
         Net realized gains (losses) on
          closed positions                          134,074        5,187,858
                                                ------------     ------------
      Net change in unrealized appreciation
       (depreciation):
         Futures and forward contracts            2,422,535       (4,970,018)
         Foreign exchange translation                 1,994           (6,199)
                                                ------------     ------------
            Net change in unrealized
             appreciation (depreciation)          2,424,529       (4,976,217)
                                                ------------     ------------
            Net realized and unrealized gains
             (losses) on trading of futures
             and forward contracts and foreign
             exchange translation                 2,558,603          211,641
                                                ------------     ------------
   Net gains (losses) from U.S. Treasury obligations
      Net realized gains                                 0            76,162
      Net change in unrealized appreciation
       (depreciation)                               (78,166)         (79,295)
                                                ------------     ------------
         Net gains (losses) from U.S.
          Treasury obligations                      (78,166)          (3,133)
                                                ------------     ------------
         Total net realized and unrealized
          gains (losses)                          2,480,437          208,508
                                                ------------     ------------
         Net income (loss)                      $ 1,675,879     $   (504,508)
                                                ------------     ------------
         Net income (loss) per unit of
          beneficial interest                   $     74.88     $      (21.37)

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Condensed Schedule of Investments at June 30, 2002 (UNAUDITED)

                                    Net Unrealized
                                    Appreciation/
                                    (Depreciation)    Net Unrealized
                                  as a percentage of  Appreciation/
  Futures and Forward Contracts     Trust Capital     (Depreciation)
  -----------------------------   ------------------  ---------------
   Futures Contracts Purchased            6.85%
      Energies                                          $    20,649
      Interest rates                                      1,428,834
      Metals                                                 (9,801)
      Softs                                                  77,345
      Grains                                                 67,800
                                                      ---------------
         Total Futures Contracts Purchased                1,584,827
                                                      ---------------

   Futures Contracts Sold                 0.00%
      Metals                                               (176,209)
      Softs                                                   6,342
      Stock Indices                                         169,688
                                                      ---------------
         Total Futures Contracts Sold                          (179)
                                                      ---------------
         Total investment in futures
          contracts                       6.85%           1,584,648
                                                      ---------------
   Forward Contracts Purchased            7.59%           1,754,566
                                                      ---------------
   Forward Contracts Sold                 0.12%              27,418
                                                      ---------------
      Total investment in forward
      contracts                           7.71%           1,781,984
                                                      ---------------
   Total Investments in futures and
   forward contracts                     14.56%       $   3,366,632
                                                      ===============

               See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

                                                    Value as a
                                                    % of Trust
Face Amount Investments in U.S. Treasury Notes        Capital        Value
----------- ----------------------------------      ------------ -------------
            Government - United States                  79.38%
$6,820,000   U.S. Treasury notes, 6.375%, 8/15/2002               $ 6,858,363
 6,610,000   U.S. Treasury notes, 5.75%, 10/31/2002                 6,696,756
 4,710,000   U.S. Treasury notes, 4.625%, 2/28/2003                 4,796,840
                                                                 -------------
                  Total investments in U.S. Treasury
                  notes (amortized cost $18,341,552)    79.38%    $18,351,959
                                                                 -------------

                                   Percent of      Net Unrealized
   Currency Composition -        Unrealized to     Appreciation/
   Futures & Forward Contracts  Total Unrealized   (Depreciation)
                                -----------------  ---------------
   British Pound                     2.41%         $    81,282
   Euro                             18.02%             606,670
   Hong Kong Dollar                  0.42%              14,231
   Japanese Yen                      6.79%             228,689
   Norwegian krona                   0.81%              27,419
   U.S. Dollar                      71.55%           2,408,341
                                -----------------   --------------
      Total                        100.00%          $3,366,632
                                =================   ==============

                  See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Statement of Trust Capital
For the three months ended June 30, 2002 (UNAUDITED)

                                        Unit        Managing
                                      Holders         Owner          Total
                                    ------------   ------------   ------------
Trust Capital at March 31, 2002
 (23,590.295 Units)                  22,994,884         897,967    23,892,851
Addition of 12.944 Units                  5,000              0          5,000
Redemption of (2,533.204) Units      (2,527,068)       (500,000)   (3,027,068)
Net Income(Loss)                      2,137,426         111,184     2,248,610
                                    ------------    ------------   ------------
Trust Capital at June 30, 2002,      22,610,242         509,151    23,119,393
 (21,070.035 Units)                  ============   ============   ============
Net Asset Value per Unit
 at June 30, 2002                      1,073.10
                                     ============

Statement of Trust Capital
For the three months ended June 30, 2001 (UNAUDITED)

                                        Unit        Managing
                                      Holders         Owner          Total
                                    ------------   -----------    ------------
Trust Capital at March 31, 2001
 (27,742.404 Units)                  33,335,458      1,018,158      34,353,616
Addition of 245.354 Units               268,862             0          268,862
Redemption of (1,547.346) Units      (1,740,473)            0       (1,740,473)
Net Income(Loss)                     (2,401,042)       (54,138)     (2,455,180)
                                    ------------    -----------    ------------
Trust Capital at June 30, 2001,      29,462,805        964,020      30,426,825
 (26,440.412 Units)                 ============   ===========    ============
Net Asset Value per Unit
 at June 30, 2001                      1,114.31
                                     ============

                 See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST

Statement of Trust Capital
For the six months ended June 30, 2002 (UNAUDITED)

                                        Unit        Managing
                                      Holders         Owner          Total
                                    ------------   ------------   ------------
Trust Capital at December 31, 2001
 (24,866.853 Units)                  24,822,541        900,516     25,723,057
Addition of 299.662 Units               279,812             0         279,812
Redemption of (4,096.480) Units      (4,059,355)      (500,000)    (4,559,355)
Net Income(Loss)                      1,567,244        108,635      1,675,879
                                    ------------    ------------   ------------
Trust Capital at June 30, 2002,      22,610,242        509,151     23,119,393
 (21,070.035 Units)                  ============   ============   ============
Net Asset Value per Unit
 at June 30, 2002                      1,073.10
                                     ============

Statement of Trust Capital
For the six months ended June 30, 2001 (UNAUDITED)

                                        Unit        Managing
                                      Holders         Owner          Total
                                    ------------   -----------    ------------
Trust Capital at December 31, 2000
 (29,311.653 Units)                  33,288,797        942,196      34,230,993
Addition of 443.100 Units               476,003             0          476,003
Redemption of (3,314.341) Units      (3,775,663)            0       (3,775,663)
Net Income(Loss)                       (526,332)        21,824        (504,508)
                                    ------------    -----------    ------------
Trust Capital at June 30, 2001,      29,462,805        964,020      30,426,825
 (26,440.412 Units)                  ============   ===========    ============
Net Asset Value per Unit
 at June 30, 2001                      1,114.31
                                     ============

                 See accompanying notes to financial statements.

Financial Highlights (Unaudited) Per Unit Operating Performance for the three months ended June 30, 2002 and 2001 (unaudited) were as follows:

                                          2002          2001
                                      ------------  ------------
Net income (loss) from operations:
   Net investment loss                $    (18.59)    $  (14.22)
Net realized and unrealized gains
 (losses) on trading of futures and
 forward contracts                         116.64        (68.21)
Net gains (losses) from U.S.
 Treasury obligations                        0.29         (4.87)
                                      ------------  ------------
      Net income (loss) per unit            98.34        (87.30)

Net asset value per Unit,
 beginning of period                       974.76      1,201.61
                                      ------------  ------------
Net asset value per Unit,
 end of Period                        $  1,073.10   $  1,114.31
                                      ============  ============

Total return and ratios for the three months ended June 30, 2002:

  Total return:                                       10.09%
  Ratio of expenses to average net assets:             9.52% (annualized)
  Ratio of net investment loss to average net assets: -1.85% (annualized)


              See accompanying notes to financial statements.

Financial Highlights (Unaudited) Per Unit Operating Performance for the six months ended June 30, 2002 and 2001 (unaudited) were as follows:

                                          2002          2001
                                      ------------  ------------
Net income (loss) from operations:
   Net investment loss                $    (35.05)    $  (25.26)
Net realized and unrealized gains
 (losses) on trading of futures and
 forward contracts                         113.23          6.63
Net gains (losses) from U.S.
 Treasury obligations                       (3.30)        (2.74)
                                      ------------  ------------
      Net income (loss) per unit            74.88        (21.37)

Net asset value per Unit,
 beginning of period                       998.22      1,135.68
                                      ------------  ------------
Net asset value per Unit,
 end of Period                        $  1,073.10   $  1,114.31
                                      ============  ============

Total return and ratios for the six months ended June 30, 2002:
  Total return:                                        7.50%
  Ratio of expenses to average net assets:             9.43% (annualized)
  Ratio of net investment loss to average net assets: -3.52% (annualized)


              See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

THE MILLBURN WORLD RESOURCE TRUST

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Trust's financial condition at June 30, 2002 (unaudited) and December 31, 2001 and the results of its operations for the three month and six month periods ended June 30, 2002 and 2001. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to "Item 1," Financial Statements" The information contained therein is essential to, and should be read in conjunction with, the following analysis.

OPERATIONAL OVERVIEW

Due to the nature of the Trust's business, its results of operations depend on the Managing Owner's ability to recognize and capitalize on trends and other profit opportunities in different sectors of the global capital and commodity markets. the Managing Owner's trading methods are confidential, so that substantially the only information that can be furnished regarding the Trust's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Trust, and its past performance is not necessarily indicate of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Trust's results. The Managing Owner believes that there are certain market conditions, for example, markets with strong price trends, in which the Trust has a better likelihood of being profitable than in others.

LIQUIDITY AND CAPITAL RESOURCES

The Trust raises additional capital only through the sale of Units and trading profits (if any) and does not engage in borrowing. Units may be offered for sale as of the beginning of each month, although the Trust has not offered Units since May 2002.

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

The Trust's assets are generally held as cash or cash equivalents which are used to margin or collateralize the Trust's futures and forward positions and are withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to daily price fluctuation limits, which are inherent in the Trust's futures and forward trading, the Trust's assets are highly liquid and are expected to remain so. During its operations through the three-month period ending June 30, 2002, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

RESULTS OF OPERATIONS

                          30-Jun-02      31-Mar-02
                        -------------  -------------
        Ending Equity   $ 23,119,393   $ 23,892,851

Due to the nature of commodity trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

The Trust's net assets decreased 3.24% in the second quarter of 2002. This decrease was attributable to redemptions of $3,027,068, which was partially offset by net income from operations of $2,248,610 and contributions of $5,000.

Brokerage commissions are calculated on the net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage commissions for the three months ended June 30, 2002 decreased by $185,733, relative to the corresponding period in 2001.

The Trust's net asset value per unit registered a double-digit advance in the quarter, increasing by 10.09%. Currency, interest rate and stock index futures trading accounted for all of the gain. Non-financial futures trading, on the other hand, produced losses.

As the U.S. dollar declined broadly during the quarter, short dollar positions relative to the euro, yen, Swiss franc, Korean won, and Singapore dollar were all profitable. Also, non-dollar, cross rate trading was profitable. Not even frequent foreign exchange market intervention by the Bank of Japan-assisted late in the quarter by the Fed and ECB, could halt the dollar's slide.

In addition, long positions in U.S. dollar-based short-term and long-term government fixed income futures were profitable, and, by the end of the period, long positions in European and Japanese fixed income futures were also showing profits. Short stock index futures positions were profitable as well. Trading of German, Hong Kong, Japanese, and U.S. stock futures were all profitable.

Trading of non-financial markets was negative for the quarter. Energy prices displayed non-directional volatility and losses were registered on both long and short positions in crude oil, heating oil, London gas oil, unleaded gasoline and natural gas. Gold trading was profitable during the quarter, but losses from trading non-precious metals exceeded gold's gains.

Finally in the agricultural sector, a long sugar trade produced a loss, as did trading on both sides of the corn market.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for the six-month period ended June 30, 2002 and fiscal year 2001. During the six-month period ended June 30, 2002, the Trust's average total capitalization was approximately $ 23,456,534. During fiscal year 2001, the Trust's average total capitalization was approximately $29,808,079.

                  Six-Month Period Ended June 30, 2002

Market Sector   Average Value   % of Average   Highest Value  Lowest Value
-------------    at Risk ($)   Capitalization   at Risk ($)    at Risk ($)
                -------------  --------------  -------------  ------------
Interest Rates       1.1             4.7            1.9           0.4
Currencies           2.4            10.2            2.8           2.4
Stock Indices        0.7             3.0            0.8           0.7
Metals               0.2             0.9            0.2           0.2
Commodities          0.2             0.9            0.1           0.1
Energy               0.7             3.0            1.1           0.6

    Total            5.3            22.7

                                Fiscal Year 2001

Market Sector   Average Value   % of Average   Highest Value  Lowest Value
-------------    at Risk ($)   Capitalization   at Risk ($)    at Risk ($)
                -------------  --------------  -------------  ------------
Interest Rates       1.2             4.1            1.3           1.1
Currencies           3.2            10.5            3.7           2.7
Stock Indices        0.4             1.4            0.5           0.3
Metals               0.4             1.3            0.5           0.1
Commodities          0.3             1.0            0.4           0.1
Energy               0.6             2.0            0.8           0.5

    Total            6.1            20.3

Average Value at Risk amounts for the six month period ended June 30, 2002 are the average of the amounts at each month-end during the six-month period. Highest and lowest Value at Risk amounts for the six month period ended June 30, 2002 are the month-end amounts for the two months when the Trust's total Value at Risk was at its highest and lowest, respectively. Average Capitalization for the six month period ended June 30, 2002 is the average of the Trust's capitalization at the end of each month during the six-month period. Average, highest and lowest Value at Risk amounts for fiscal year 2001 relate to the quarter-end amounts for each calendar quarter-end during the fiscal year. Average Capitalization for fiscal year 2001 is the average of the Trust's capitalization at the end of each calendar quarter of fiscal years 2002 and 2001. Dollar amounts represent millions of dollars.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Trust is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately
1% and 10% of contract face value) as well as many times the capitalization of the Trust. The magnitude of the Trust's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions - unusual, but historically recurring from time to time - could cause the Trust to incur severe losses over a short period of time. The foregoing Value at Risk table - as well as the past performance of the Trust - give no indication of this "risk of ruin."

Non-Trading Risk

The Trust has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

The Trust also has non-trading cash flow risk as a result of holding a substantial portion (approximately 84%) of its assets in short-term
U.S. Treasury instruments and other short-term debt instruments (as well as any market risk they represent) for margin and cash management purposes. Although the Managing Owner does not anticipate that, even in the case of major interest rate movements, the Trust would sustain a material mark-to-market loss on its securities positions, if short-term interest rates decline so will the Trust's cash management income. The Trust also maintains a portion (approximately 8% of its assets in cash in interest-bearing bank accounts. These cash balances are also subject
(as well as any market risk they represent) to cash flow risk, which is not material.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Trust's market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Managing Owner manages the Trust's primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Trust's primary market risk exposures as well as the strategies used and to be used by the Managing Owner for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Trust's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Trust. There can be no assurance that the Trust's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Trust.

The following were the primary trading risk exposures of the Trust as of June 30, 2002, by market sector.

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

Currencies. The Trust's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Trust trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. However, the Trust's major exposures have typically been in the dollar/yen, dollar/euro and dollar/pound positions. The Managing Owner does not anticipate that the risk profile of the Trust's currency sector will change significantly in the future.

Stock Indices. The Trust's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Trust are by law limited to futures on broadly based indices. As of June 30, 2002, the Trust's primary exposures were in the Simex (Singapore),
Nikkei (Japan) and Hang Sang (Hong Kong) stock indices.   The Trust is
primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices. (Static markets would not cause major market changes but would make it difficult for the Trust to avoid numerous small losses.)

Metals. The World Resource program used for the Trust trades precious and base metals. The Trust's primary metals market exposure is to fluctuations in the price of gold aluminum, copper and zinc.

Commodities. The Trust's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Grains, coffee, sugar, cotton and cocoa accounted for the substantial bulk of the Trust's commodities exposure as of June 30, 2002. In the past, the Trust has had material market exposure to live cattle, orange juice and the soybean complex and may do so again in the future. However, the Trust will maintain an emphasis on grains, coffee, sugar, and cotton, in which the Trust has historically taken its largest commodity positions.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Trust as of June 30, 2002.

Foreign Currency Balances. The Trust's primary foreign currency balances are in Japanese yen, euro, Korean Won and Singapore and Hong Kong dollars. The Trust controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month).

Securities Positions. The Trust's only market exposure in instruments held other than for trading is in its securities portfolio. The Trust holds only cash or interest-bearing, credit risk-free, short-term paper - typically U.S. Treasury instruments with durations no longer than 1 year. Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Trust's securities, although substantially all of these short-term instruments are held to maturity.

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

PART II. OTHER INFORMATION

ITEM I. Legal Proceedings - None
ITEM 2. Changes in Securities and Use of Proceeds
        (c)

        Reg. S-K Item 701(f)

        (1) The use of proceeds information is being disclosed for Registration Statement No. 33-90756 declared effective on July 12, 1995 and Registration Statement No. 333-50209, filed pursuant to Rule 429 under the Securities Act of 1933, declared effective May 18, 1998.

        (4)(iv) For the account of the issuer, the amount of Units sold as of June 30, 2002 is $98,244,352, and the aggregate offering price of the amount sold as of June 30, 2002 is $98,244,352.

        (vi)   The net offering proceeds to the issuer totaled $98,244,352.

        (vii) From the effective date of the Registration Statements to June 30, 2002, the amount of net offering proceeds to the issuer for commodity futures and forward trading totaled $98,244,352.

ITEM 3. Defaults Upon Senior Securities - None
ITEM 4. Submission of Matters to a Vote of Security Holders - None
ITEM 5. Other Information - None
ITEM 6. (a) Exhibits -

		99(a) - Certification of Chief Executive Officer
		99(b) - Certification of Chief Financial Officer

        (b) Reports on Form 8-K - None

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 8th day of August 2002.

   THE MILLBURN WORLD RESOURCE TRUST

   By:  Millburn Ridgefield Corporation,
        Managing Owner

Date: August 8, 2002
                              /s/Tod A. Tanis
                                 Tod A. Tanis
                                 Vice-President
                                 (principal accounting officer)

Exhibit 99(a)

CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE


	I, George E. Crapple, the Co-Chief Executive Officer of Millburn Ridgefield Corporation, the Managing Owner of The Millburn World Resource Trust (the "Trust") certify that (i) the Quarterly Report of the Trust on Form 10Q for the period ending June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.



Date: August 8, 2002
                                /s/George E. Crapple
                                   George E. Crapple
                                   Co-Chief Executive Officer

Exhibit 99(b)

CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE


	I, Gregg R. Buckbinder, the Chief Operating Officer and Chief Financial Officer of Millburn Ridgefield Corporation, the Managing
Owner of The Millburn World Resource Trust (the "Trust") certify that
(i) the Quarterly Report of the Trust on Form 10Q for the period ending June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.



Date: August 8, 2002
                                 /s/Gregg R. Buckbinder
                                    Gregg R. Buckbinder
                                    Chief Operating Officer
                                    Chief Financial Officer