Form 10-Q
period 2002-09-30
MILLBURN WORLD RESOURCE TRUST
filed 2002-11-15
CIK 943487

FORM 10-Q
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the Quarterly Period Ended:  September 30, 2002
                                     or
           [ ]   Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


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

          Yes    [X]                                      No    [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

          Yes    [ ]                                      No    [X]

THE MILLBURN WORLD RESOURCE TRUST INDEX

Part I - Financial Information
Financial Statements:                                          Pages
   Statements of Financial Condition at
      September 30, 2002 and December 31, 2001 (unaudited)       1
   Statements of Operations for the Three Months Ended
      September 30, 2002 and 2001 (unaudited)                    2-3
   Statements of Operations for the nine Months Ended
      September 30, 2002 and 2001 (unaudited)                    4-5
   Condensed Schedule of Investments at
      September 30, 2002 (unaudited)                             6-7
   Statements of Trust Capital for the Three Months
      Ended September 30, 2002 and 2001 (unaudited)              8
   Statements of Trust Capital for the nine Months
      Ended September 30, 2002 and 2001 (unaudited)              9
   Financial Highlights for the Three Months Ended
      September 30, 2002 and 2001 (unaudited)                   10
   Financial Highlights for the Nine Months Ended
      September 30, 2002 and 2001 (unaudited)                   11
   Notes to Financial Statements (unaudited)                    12-19
Part II - Other Information                                     20-26

PART I. FINANCIAL INFORMATION                                          Page 1
ITEM I. FINANCIAL STATEMENTS
THE MILLBURN WORLD RESOURCE TRUST
Statements of Financial Condition (UNAUDITED)

                                                30-Sep-02          31-Dec-01
Assets:                                       -------------      -------------
Cash                                           $ 2,025,286       $    713,134
Cash denominated in foreign currencies
 (cost $0,000 and $99,672 at September 30, 2002
 and December 31, 2001)                                 0              99,737
Investments in U.S. Treasury notes - at
 value (amortized cost $7,769,891 and
 $9,881,177 at September 30, 2002 and
 December 31, 2001)                              7,782,515          9,893,306
Unrealized appreciation on open contracts        1,887,793          1,253,312
Unrealized depreciation on open contracts         (293,107)          (309,214)
                                              -------------      -------------
Total equity in trading accounts                11,402,487         11,650,275

Investments in U.S. Treasury notes - at
 value (amortized cost $12,767,779 and
 $12,963,306 at September 30, 2002 and
 December 31, 2001)                             12,766,844         13,039,750
Money market fund                                1,626,906          1,530,026
Accrued interest receivable                        300,703            372,187
                                              -------------      -------------
Total Assets                                  $ 26,096,940       $ 26,592,238
                                              =============      =============

Liabilities & Trust Capital:
Due to broker                                 $    395,829       $         0
Accrued expenses                                    36,832             85,883
Redemptions payable to Unitholders               1,098,939            609,969
Accrued brokerage commissions                      170,177            173,329
                                              -------------      -------------
Total Liabilities                                1,701,777            869,181

Trust Capital:
   Managing Owner interest                         603,274            900,516
   Unitholders (19,111.466 and 24,866.853
    Units of Beneficial Interest outstanding
    at September 30, 2002 and December 31, 2001
    respectively)                               23,791,889         24,822,541
                                              -------------      -------------
Total Trust Capital                             24,395,163         25,723,057
                                              -------------      -------------
Total Liabilities and Trust Capital           $ 26,096,940       $ 26,592,238
                                              =============      =============

Net Asset Value per Unit                      $   1,244.90       $     998.22
                                              =============      =============

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST                                      Page 2

Statements of Operations
For the three months ended September 30, 2002 and 2001 (UNAUDITED)

                                                Sep 30, 2002     Sep 30, 2001
                                                ------------     ------------
Investment income:
   Interest income                              $    99,412      $   407,906
                                                ------------     ------------
Expenses
   Administrative expenses                           22,164           74,438
   Brokerage commissions                            542,159          617,719
                                                ------------     ------------
      Total expenses                                564,323          692,157
                                                ------------     ------------
      Net investment loss                          (464,911)        (284,251)

THE MILLBURN WORLD RESOURCE TRUST                                      Page 3

For the three months ended September 30, 2002 and 2001 (UNAUDITED)

Realized and unrealized gains (losses)
   Net gains (losses) on trading of futures
    and forward contracts
      Net realized gains (losses) on
       closed positions:
         Futures and forward contracts            5,847,079         (775,455)
                                                ------------     ------------
         Net realized gains (losses) on
          closed positions                        5,847,079         (775,455)
                                                ------------     ------------
      Net change in unrealized appreciation
       (depreciation):
         Futures and forward contracts           (1,771,947)        (567,588)
         Foreign exchange translation                 6,673              294
                                                ------------     ------------
            Net change in unrealized
             appreciation (depreciation)         (1,765,274)        (567,294)
                                                ------------     ------------
            Net realized and unrealized gains
             (losses) on trading of futures
             and forward contracts and foreign
             exchange translation                 4,081,805       (1,342,749)
                                                ------------     ------------
   Net gains (losses) from U.S. Treasury obligations
      Net realized gains                                 0            49,961
      Net change in unrealized appreciation
       (depreciation)                                 1,282          (83,505)
                                                ------------     ------------
         Net gains (losses) from U.S.
          Treasury obligations                        1,282          (33,544)
                                                ------------     ------------
         Total net realized and unrealized
          gains (losses)                          4,083,087       (1,376,293)
                                                ------------     ------------
         Net income (loss)                      $ 3,618,176     $ (1,660,544)
                                                ------------     ------------
         Net income (loss) per unit of
          beneficial interest                   $    171.80     $     (61.95)

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST                                      Page 4

Statements of Operations
For the nine months ended September 30, 2002 and 2001 (UNAUDITED)

                                                Sep 30, 2002     Sep 30, 2001
                                                ------------     ------------
Investment income:
   Interest income                              $   381,874      $ 1,266,555
                                                ------------     ------------
Expenses
   Administrative expenses                           66,487          223,313
   Brokerage commissions                          1,584,854        2,040,510
                                                ------------     ------------
      Total expenses                              1,651,341        2,263,823
                                                ------------     ------------
      Net investment loss                        (1,269,467)        (997,268)

THE MILLBURN WORLD RESOURCE TRUST                                      Page 5

Statements of Operations (Continued)
For the nine months ended September 30, 2002 and 2001 (UNAUDITED)

Realized and unrealized gains (losses)
   Net gains (losses) on trading of futures
    and forward contracts
      Net realized gains (losses) on closed positions:
         Futures and forward contracts            5,981,154        4,412,403
                                                ------------     ------------
         Net realized gains (losses) on
          closed positions                        5,981,154        4,412,403
                                                ------------     ------------
      Net change in unrealized appreciation
       (depreciation):
         Futures and forward contracts              650,588       (5,537,606)
         Foreign exchange translation                 8,665           (5,903)
                                                ------------     ------------
            Net change in unrealized
             appreciation (depreciation)            659,253       (5,543,509)
                                                ------------     ------------
            Net realized and unrealized gains
             (losses) on trading of futures
             and forward contracts and foreign
             exchange translation                 6,640,407       (1,131,106)
                                                ------------     ------------
   Net gains (losses) from U.S. Treasury obligations
      Net realized gains                                 0           126,122
      Net change in unrealized appreciation
       (depreciation)                               (76,884)        (162,799)
                                                ------------     ------------
         Net gains (losses) from U.S.
          Treasury obligations                      (76,884)         (36,677)
                                                ------------     ------------
         Total net realized and unrealized
          gains (losses)                          6,563,523       (1,167,783)
                                                ------------     ------------
         Net income (loss)                      $ 5,294,056     $ (2,165,051)
                                                ------------     ------------
         Net income (loss) per unit of
          beneficial interest                   $    246.68     $     (83.32)

              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST                                      Page 6

Condensed Schedule of Investments at September 30, 2002 (UNAUDITED)

                                    Net Unrealized
                                    Appreciation/
                                    (Depreciation)    Net Unrealized
                                  as a percentage of  Appreciation/
  Futures and Forward Contracts     Trust Capital     (Depreciation)
  -----------------------------   ------------------  ---------------
   Futures Contracts Purchased            7.07%
      Energies                                          $   115,574
      Interest rates                                      1,578,188
      Metals                                                 34,670
      Softs                                                  (3,713)
                                                      ---------------
         Total Futures Contracts Purchased                1,724,719
                                                      ---------------

   Futures Contracts Sold                 0.30%
      Interest rates                                        (55,697)
      Metals                                                (25,864)
      Softs                                                 (11,575)
      Stock Indices                                         155,403
      Grains                                                 11,813
                                                      ---------------
         Total Futures Contracts Sold                        74,080
                                                      ---------------
         Total investment in futures
          contracts                       7.37%           1,798,799
                                                      ---------------
   Forward Contracts Purchased            0.64%             156,293
                                                      ---------------
   Forward Contracts Sold                -1.48%            (360,406)
                                                      ---------------
      Total investment in forward
      contracts                          -0.84%            (204,113)
                                                      ---------------
   Total Investments in futures and
   forward contracts                      6.53%       $   1,594,686
                                                      ===============

               See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST                                      Page 7

                                                    Value as a
                                                    % of Trust
Face Amount Investments in U.S. Treasury Notes        Capital        Value
----------- ----------------------------------      ------------ -------------
            Government - United States                  84.24%
$6,820,000   U.S. Treasury notes, 4.000%, 4/30/2003               $ 6,920,169
 6,610,000   U.S. Treasury notes, 5.75%, 10/31/2002                 6,630,656
 6,910,000   U.S. Treasury notes, 4.625%, 2/28/2003                 6,998,534
                                                                 -------------
                  Total investments in U.S. Treasury
                  notes (amortized cost $20,537,670)    84.24%    $20,549,359
                                                                 -------------

                                   Percent of      Net Unrealized
   Currency Composition -        Unrealized to     Appreciation/
   Futures & Forward Contracts  Total Unrealized   (Depreciation)
                                -----------------  ---------------
   British Pound                    -0.02%         $       (278)
   Euro                             48.61%              775,161
   Hong Kong Dollar                  1.42%               22,661
   Japanese Yen                      6.29%              100,384
   Norwegian krona                   1.53%               24,417
   U.S. Dollar                      42.17%              672,341
                                -----------------   --------------
      Total                        100.00%          $ 1,594,686
                                =================   ==============

                  See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST                                      Page 8

Statement of Trust Capital
For the three months ended September 30, 2002 (UNAUDITED)

                                        Unit         Managing
                                      Holders          Owner         Total
                                   -------------    ----------   -------------
Trust Capital at June 30, 2002
 (21,070.035 Units)                $ 22,610,242     $ 509,151    $ 23,119,393
Addition of 7.034 Units                      0             0               0
Redemption of (1,965.603) Units      (2,342,406)           0       (2,342,406)
Net Income(Loss)                      3,524,053        94,123       3,618,176
                                   -------------    ----------   -------------
Trust Capital at September 30,     $ 23,791,889     $ 603,274    $ 24,395,163
 2002, (19,111.466 Units)          =============    ==========   =============
Net Asset Value per Unit
 at September 30, 2002             $   1,244.90
                                   =============

Statement of Trust Capital
For the three months ended September 30, 2001 (UNAUDITED)

                                        Unit         Managing
                                      Holders          Owner         Total
                                   -------------    ----------   -------------
Trust Capital at June 30, 2001
 (26,440.412 Units)                $ 29,462,805     $ 964,020    $ 30,426,825
Addition of 265.144 Units               270,066            0          270,066
Redemption of (981.744) Units        (1,036,424)           0       (1,036,424)
Net Income(Loss)                     (1,625,832)    $ (34,712)     (1,660,544)
                                    ------------    ----------   -------------
Trust Capital at September 30,     $ 27,070,615     $ 929,308    $ 27,999,923
 2002, (25,723.812 Units)          =============    ==========   =============
Net Asset Value per Unit
 at September 30, 2001             $   1,052.36
                                   =============

                 See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST                                      Page 9

Statement of Trust Capital
For the nine months ended September 30, 2002 (UNAUDITED)

                                        Unit         Managing
                                      Holders          Owner         Total
                                   -------------    -----------  -------------
Trust Capital at December 31, 2001
 (24,866.853 Units)                $ 24,822,541     $  900,516   $ 25,723,057
Addition of 306.696 Units               279,812             0         279,812
Redemption of (6,062.083) Units      (6,401,762)      (500,000)    (6,901,762)
Net Income(Loss)                      5,091,298        202,758      5,294,056
                                   -------------    -----------  -------------
Trust Capital at September 30,     $ 23,791,889     $  603,274   $ 24,395,163
 2002, (19,111.466 Units)          =============    ===========  =============
Net Asset Value per Unit
 at September 30, 2002             $   1,244.90
                                   =============

Statement of Trust Capital
For the nine months ended September 30, 2001 (UNAUDITED)

                                        Unit         Managing
                                      Holders          Owner         Total
                                   -------------    ----------   -------------
Trust Capital at December 31,
 2002, (29,311.653 Units)          $ 33,288,797     $ 942,196    $ 34,230,993
Addition of 708.244 Units               746,069            0          746,069
Redemption of (4,296.085) Units      (4,812,088)           0       (4,812,088)
Net Income(Loss)                     (2,152,163)      (12,888)     (2,165,051)
                                   -------------    ----------   -------------
Trust Capital at September 30,     $ 27,070,615     $ 929,308    $ 27,999,923
 2002, (25,723.812 Units)          =============    ==========   =============
Net Asset Value per Unit
 at September 30, 2001             $   1,052.36
                                   =============

                 See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST                                      Page 10

Financial Highlights (Unaudited) Per Unit Operating Performance for the three months ended September 30, 2002 and 2001 (unaudited) were as follows:

                                          2002          2001
                                      ------------  ------------
Net income (loss) from operations:
   Net investment loss                $    (23.19)    $  (15.29)
Net realized and unrealized gains
 (losses) on trading of futures and
 forward contracts                         195.09        (41.03)
Net gains (losses) from U.S.
 Treasury obligations                       (0.10)        (5.63)
                                      ------------  ------------
      Net income (loss) per unit           171.80        (61.95)

Net asset value per Unit,
 beginning of period                     1,073.10      1,114.31
                                      ------------  ------------
Net asset value per Unit,
 end of Period                        $  1,244.90   $  1,052.36
                                      ============  ============

Total return and ratios for the three months ended September 30, 2002:

  Total return:                                       16.01%
  Ratio of expenses to average net assets:             9.60% (annualized)
  Ratio of net investment loss to average net assets: -7.94% (annualized)


              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST                                      Page 11

Financial Highlights (Unaudited) Per Unit Operating Performance for the nine months ended September 30, 2002 and 2001 (unaudited) were as follows:

                                          2002          2001
                                      ------------  ------------
Net income (loss) from operations:
   Net investment loss                $    (58.24)    $  (40.35)
Net realized and unrealized gains
 (losses) on trading of futures and
 forward contracts                         308.32        (34.60)
Net gains (losses) from U.S.
 Treasury obligations                       (3.40)        (8.37)
                                      ------------  ------------
      Net income (loss) per unit           246.68        (83.32)

Net asset value per Unit,
 beginning of period                       998.22      1,135.68
                                      ------------  ------------
Net asset value per Unit,
 end of Period                        $  1,244.90   $  1,052.36
                                      ============  ============

Total return and ratios for the nine months ended September 30, 2002:
  Total return:                                       24.71%
  Ratio of expenses to average net assets:             9.50% (annualized)
  Ratio of net investment loss to average net assets: -7.36% (annualized)


              See accompanying notes to financial statements.

THE MILLBURN WORLD RESOURCE TRUST                                      Page 12

NOTES TO FINANCIAL STATEMENTS

THE MILLBURN WORLD RESOURCE TRUST

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Trust's financial condition at September 30, 2002 (unaudited) and December 31, 2001 and the results of its operations for the three month and nine month periods ended September 30, 2002 and 2001. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to Item 1, "Financial Statements" The information contained therein is essential to, and should be read in connection with, the following analysis.

OPERATIONAL OVERVIEW

Due to the nature of the Trust's business, its results of operations depend on the Managing Owner's ability to recognize and capitalize on trends and other profit opportunities in different sectors of the global capital and commodity markets. The Managing Owner's trading methods are confidential, so that substantially the only information that can be furnished regarding the Trust's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Trust, and its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Trust's results. The Managing Owner believes that there are certain market conditions, for example, markets with strong price trends, in which the Trust has a better likelihood of being profitable than in others.

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

THE MILLBURN WORLD RESOURCE TRUST                                      Page 13

The Trust's assets are generally held as cash or cash equivalents which are used to margin or collateralize the Trust's futures and forward positions and are withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to daily price fluctuation limits, which are inherent in the Trust's futures and forward trading, the Trust's assets are highly liquid and are expected to remain so. During its operations through the three-month period ending September 30, 2002, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

RESULTS OF OPERATIONS

                          30-Sep-02      30-Jun-02
                        -------------  -------------
        Ending Equity   $ 24,395,163   $ 23,119,393

Due to the nature of commodity trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

The Trust's net assets increased 5.51% in the third quarter of 2002. This increase was attributable to net income from operations of $3,618,176, which was partially offset by redemptions of $2,342,406.

Brokerage commissions are calculated on the net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage commissions for the three months ended September 30, 2002 decreased by $75,560, relative to the corresponding period in 2001.

The Trust's net asset value per unit registered a double-digit gain for the quarter, increasing 16.01%. Trading of interest rate, stock index, energy and metal futures was profitable, while currency trading resulted in losses.

Interest rates on government debt declined sharply during the summer. Hence, the Trust's long positions in German 5 and 10-year bonds, U.S. Treasury 5 and 10-year notes and the 30-year bond, and short-term eurodollar deposits were profitable. A long Japanese government bond position was also profitable, although the size of the gain was cut significantly after a major sell-off in JGB's followed the Bank of Japan's announcement that it would purchase stocks from major banks.

Global stock markets declined further during the quarter. Short positions in German, Hong Kong, Japanese, and U.S. stock index futures were profitable.

Though energy prices were volatile during the quarter, long positions in crude oil, natural gas, London gas oil, and heating oil were profitable.
A long position in unleaded gasoline did produce a fractional loss, however.

In the metals sector of the portfolio, a short aluminum trade generated a modest gain that more than offset a fractional loss on a short gold trade.

THE MILLBURN WORLD RESOURCE TRUST                                      Page 14

Currency trading, on the other hand, was unprofitable during the July-September period. The sustained dollar decline that had characterized the second quarter came to an end in the third quarter. A trend reversal that started in late July was followed by volatile but generally non-directional market activity thereafter. Hence, short dollar positions relative to the yen, euro, Korean won, and Swiss franc produced losses, and were closed or reversed to long positions. Non-dollar cross rate trading had no significant impact on NAV for the quarter.

Finally, the gain from a long corn trade was more than offset by losses from trading sugar, cotton, and coffee.

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

THE MILLBURN WORLD RESOURCE TRUST                                      Page 15

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

THE MILLBURN WORLD RESOURCE TRUST                                      Page 16

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for the nine months ended September 30, 2002. During the nine months ended September 30, 2002, the Trust's average total capitalization was approximately $ 23,649,700. As of September 30, 2002, the Trust's total capitalization was approximately $24.0 million. There have been no material changes in the Trust's trading Value at Risk associated with its open positions from the end of fiscal year 2001.

                  Average Value    % of Average    Highest Value  Lowest Value
Market Sector       at Risk ($)   Capitalization    at Risk ($)    at Risk ($)
-------------     --------------  ---------------  --------------  ------------
Interest Rates    $  1.3             5.4%          $    1.6        $    0.9
Currencies           1.9             8.2%               2.8             1.0
Stock Indices        0.7             3.0%               0.8             0.6
Metals               0.3             1.1%               0.4             0.2
Commodities          0.2             0.7%               0.3             0.0
Energy               0.9             3.9%               1.3             0.4

    Total         $  5.3            22.3%

Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for each calendar quarter-end during the nine month period ended September 30, 2002. Average capitalization is the average of the Trust's capitalization at the end of each calendar quarter through September 30, 2002. Dollar amounts represent millions of dollars.

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

THE MILLBURN WORLD RESOURCE TRUST                                      Page 17

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

The following were the primary trading risk exposures of the Trust as of September 30, 2002, by market sector.

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

THE MILLBURN WORLD RESOURCE TRUST                                      Page 18

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

Stock Indices.  The Trust's primary equity exposure is to equity price risk in the G-7 countries.  The stock index futures traded by the Trust are by law limited to futures on broadly based indices. As of September 30, 2002, the Trust's primary exposures were in the Simex (Singapore),
Nikkei (Japan) and Hang Sang (Hong Kong) stock indices.   The Trust is
primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices. (Static markets would not cause major market changes but would make it difficult for the Trust to avoid numerous small losses.)

Metals. The World Resource program used for the Trust trades precious and base metals. The Trust's primary metals market exposure is to fluctuations in the price of gold aluminum, copper and zinc.

Commodities. The Trust's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Grains, coffee, sugar, cotton and cocoa accounted for the substantial bulk of the Trust's commodities exposure as of September 30, 2002. In the past, the Trust has had material market exposure to live cattle, orange juice and the soybean complex and may do so again in the future. However, the Trust will maintain an emphasis on grains, coffee, sugar, and cotton, in which the Trust has historically taken its largest commodity positions.

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

The following were the only non-trading risk exposures of the Trust as of September 30, 2002.

Foreign Currency Balances. The Trust's primary foreign currency balances are in Japanese yen, euro, Korean Won and Singapore and Hong Kong dollars. The Trust controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month).

THE MILLBURN WORLD RESOURCE TRUST                                      Page 19

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

ITEM 4. CONTROLS AND PROCEDURES
Millburn Ridgefield Corporation, the Managing Owner of the Trust, with the participation of the Managing Owner's Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust within 90 days of the filing date of this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Managing Owner's internal controls with respect to the Trust or in other factors applicable to the Trust that could significantly affect these controls subsequent to the date of their evaluation.

THE MILLBURN WORLD RESOURCE TRUST                                      Page 20

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

        (4)(iv) For the account of the issuer, the amount of Units sold as of September 30, 2002 is $98,244,352, and the aggregate offering price of the amount sold as of September 30, 2002 is $98,244,352.

        (vi)   The net offering proceeds to the issuer totaled $98,244,352.

        (vii) From the effective date of the Registration Statements to September 30, 2002, the amount of net offering proceeds to the issuer for commodity futures and forward trading totaled $98,244,352.

ITEM 3. Defaults Upon Senior Securities - None
ITEM 4. Submission of Matters to a Vote of Security Holders - None
ITEM 5. Other Information - None
ITEM 6. (a) Exhibits -

		99(a) - Certification of Co-Chief Executive Officer 99(b) - Certification of Co-Chief Executive Officer 99(c) - Certification of Chief Financial Officer

        (b) Reports on Form 8-K - None



                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 29th day of October 2002.

   THE MILLBURN WORLD RESOURCE TRUST

   By:  Millburn Ridgefield Corporation,
        Managing Owner

Date: October 29, 2002
                              /s/Tod A. Tanis
                                 Tod A. Tanis
                                 Vice-President
                                 (principal accounting officer)

THE MILLBURN WORLD RESOURCE TRUST                                      Page 21

Exhibit 99 (a)

CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER

I, George E. Crapple, Co-Chief Executive Officer of Millburn Ridgefield Corporation, the Managing Owner of The Millburn World Resource Trust (the "Trust"), do hereby certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Millburn World Resource Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Trust as of, and for, the periods presented in this quarterly report;

4. The Trust's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Exchange Act Rule 15d-14) for the Trust and we have:

  (i) designed such disclosure controls and procedures to ensure that material information relating to the Trust, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (ii) evaluated the effectiveness of the Trust's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (iii) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Trust's other certifying officers and I have disclosed, based on our most recent evaluation, to the Trust's auditors and the audit committee of the Trust's board of directors (or persons performing the equivalent functions):

  (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the Trust's ability to record, process, summarize and report financial data and have identified for the Trust's auditors any material weaknesses in internal controls; and

  (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Trust's internal controls; and

THE MILLBURN WORLD RESOURCE TRUST                                      Page 22

6. The Trust's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By:  /s/ George E. Crapple


__________________________________
George E. Crapple
Co-Chief Executive Officer
November 12, 2002

THE MILLBURN WORLD RESOURCE TRUST                                      Page 23

Exhibit 99 (b)

CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER

I, Harvey Beker, Co-Chief Executive Officer of Millburn Ridgefield Corporation, the Managing Owner of The Millburn World Resource Trust(the "Trust"), do hereby certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Millburn World Resource Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Trust as of, and for, the periods presented in this quarterly report;

4. The Trust's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Exchange Act Rule 15d-14) for the Trust and we have:

  (i) designed such disclosure controls and procedures to ensure that material information relating to the Trust, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (ii) evaluated the effectiveness of the Trust's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (iii) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Trust's other certifying officers and I have disclosed, based on our most recent evaluation, to the Trust's auditors and the audit committee of the Trust's board of directors (or persons performing the equivalent functions):

  (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the Trust's ability to record, process, summarize and report financial data and have identified for the Trust's auditors any material weaknesses in internal controls; and

  (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Trust's internal controls; and

THE MILLBURN WORLD RESOURCE TRUST                                      Page 24

6. The Trust's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By:  /s/ Harvey Beker


__________________________________
Harvey Beker
Co-Chief Executive Officer
November 12, 2002

THE MILLBURN WORLD RESOURCE TRUST                                      Page 25

Exhibit 99 (c)

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Gregg R. Buckbinder, Chief Financial Officer of Millburn Ridgefield Corporation, the Managing Owner of The Millburn World Resource Trust (the "Trust"), do hereby certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Millburn World Resource Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Trust as of, and for, the periods presented in this quarterly report;

4. The Trust's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Exchange Act Rule 15d-14) for the Trust and we have:

  (i) designed such disclosure controls and procedures to ensure that material information relating to the Trust, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (ii) evaluated the effectiveness of the Trust's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (iii) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Trust's other certifying officers and I have disclosed, based on our most recent evaluation, to the Trust's auditors and the audit committee of the Trust's board of directors (or persons performing the equivalent functions):

  (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the Trust's ability to record, process, summarize and report financial data and have identified for the Trust's auditors any material weaknesses in internal controls; and

  (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Trust's internal controls; and

THE MILLBURN WORLD RESOURCE TRUST                                      Page 26

6. The Trust's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By:  /s/ Gregg R. Buckbinder


__________________________________
Gregg R. Buckbinder
Chief Financial Officer
November 12, 2002