Form 10-K
period 2002-12-31
MILLBURN WORLD RESOURCE TRUST
filed 2003-03-31
CIK 943487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2002

or

☐  Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

Commission File Number:  0-26932

THE MILLBURN WORLD RESOURCE TRUST

(Exact name of registrant as specified in its charter)

Delaware	06-6415-583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o MILLBURN RIDGEFIELD CORPORATION 411 West Putnam Avenue Greenwich, Connecticut 06830
(Address of principal executive offices)

Registrant’s telephone number, including area code: (203) 625-7554

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

Yes  ☒                        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (defined in Rule 12b of the Act).

Yes  ☐                        No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2002: $22,610,242

Documents Incorporated by Reference

Registrant’s Financial Statements for the Years ended December 31, 2002, 2001 and 2000 with Report of Independent Auditors, the annual report to security holders for the fiscal year ended December 31, 2002, is incorporated by reference into Part II item 8 and Part IV hereof and filed as an exhibit herewith.

PART I

Item 1.   Business

(a)   General development of business

The Millburn World Resource Trust (the “Trust”) is a business trust organized June 7, 1995 pursuant to a Declaration of Trust and Trust Agreement (the “Trust Agreement”), under the Delaware Business Trust Act.  Between July 12, 1995 and September 11, 1995 (the “Initial Offering”), units of beneficial interest in the Trust (the “Units”) were publicly offered at an initial price of $1,000 per Unit.  The proceeds of the Initial Offering and interest thereon were held in escrow until September 13, 1995 at which time an aggregate of $15,141,664 was turned over to the Trust and the Trust commenced operations.  The Trust most recently offered Units during January 2002 and, as of December 31, 2002, Units were not being offered.  The offering is registered under the Securities Act of 1933, as amended.  UBS PaineWebber Inc. acts as principal selling agent on a best efforts basis.  A total of $98,280,140 of  Units have been sold to the public as of December 31, 2002.

The Trust engages in speculative trading in the futures, options and forward markets.

Millburn Ridgefield Corporation (the “Managing Owner”), a Delaware corporation, is the managing owner and the commodity trading advisor for the Trust.  The Managing Owner invested $400 in the Trust as an initial capital contribution to the Trust and $155,005 in the Trust at the outset of trading and subsequently has contributed an additional $417,000 as of December 31, 2002.  After reflecting a net gain of $175,804 and profit share of $0, this investment totaled (after deductions for redemptions) $576,320, as of December 31, 2002.

(b)   Financial information about industry segments

The Trust’s business constitutes only one segment, i.e., a speculative commodity pool.  The Trust does not engage in sales of goods and services.

(c)   Narrative description of business

The Trust engages in the speculative trading of futures, options on futures and forward contracts.  The Trust’s sole trading advisor is the Managing Owner.  The Managing Owner trades the Trust’s assets in the agricultural, metals, energy, interest rate and stock indices futures and futures options markets and in the currency markets, trading primarily forward contracts in the interbank market.  Pursuant to the Trust Agreement, the Managing Owner receives a flat-rate monthly brokerage fee equal to 0.75 of 1% of the month-end Net Assets (a 9.0% annual rate). The Managing Owner retains the right to charge less than the annual brokerage rate of 9% to those subscribers who either invest $1,000,000 or more in the Units or subscribe without incurring the selling commission paid by the Managing Owner.  The Managing Owner also receives a profit share equal to 17.5% of any new trading profit as defined, determined as of the end of each calendar quarter.  The quarterly profit share is calculated net of brokerage fees and administrative expenses and excluding interest income.

Prudential Securities Incorporated and UBS PaineWebber Inc. (the “Brokers”) act as the primary futures brokers for the Trust.  The Trust executes currency forward trades with Prudential Securities Incorporated.  The Trust pays “bid asked” spreads on its forward trades, as such spreads are incorporated into the pricing of forward contracts.  The Managing Owner monitors the Trust’s trades to ensure that the prices it receives are competitive.

The Trust’s organizational and initial offering costs, $600,000, were advanced by the Managing Owner, for which it was reimbursed by the Trust in 24 equal monthly installments.  The reimbursement of these costs was completed in the year ended December 31, 1997.  The Trust pays its administrative expenses, including offering costs, and any extraordinary expenses which it may incur.

The Trust is open-ended and may offer Units at net asset value as of the first day of each month, although it is not currently doing so.  Unitholders may redeem any or all of their Units upon business 10 days’ written notice to the Managing Owner at their net asset value as of the last day of any month.  Units redeemed on or prior to the end of the first and second successive six-month periods after their sale will pay a redemption charge of 4% and 3%, respectively, of the net asset value at which they are redeemed (3% and 2%, respectively, in the case of subscriptions for $1,000,000 or more).  These redemption charges are paid to the Managing Owner.  Requests for redemption will be honored and payment will be made, except in the event of highly unusual market disruptions, within 15 business days of the effective date of redemption.

The Trust’s assets not deposited as margin are maintained, unless applicable foreign regulations require otherwise, only in instruments authorized by the CFTC for the investment of “customer segregated funds.”

Regulation

Under the Commodity Exchange Act, as amended (the “CEA”), commodity exchanges and futures trading are subject to regulation by the Commodity Futures Trading Commission (the “CFTC”).  National Futures Association (“NFA”), a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals.  The CFTC has delegated to NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers” and “floor traders.”  The CEA requires commodity pool operators and commodity trading advisors, such as the Managing Owner, and commodity brokers or futures commission merchants, such as the Brokers, to be registered and to comply with various reporting and record keeping requirements.  The CFTC may suspend a commodity pool operator’s or trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations.  In the event that the registration of the Managing Owner as a commodity pool operator or a commodity trading advisor were terminated or suspended, the Managing Owner would be unable to continue to manage the business of the Trust.  Should the Managing Owner’s registration be suspended, termination of the Trust might result.

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

(d)   Financial information about geographic areas

The Trust does not engage in material operations in foreign countries (although it does trade from the United States in foreign currency forward contracts and on foreign futures exchanges), nor is a material portion of its revenues derived from foreign customers.

(e)   Available information

Not applicable.  The Trust is not an accelerated filer.

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

Item 4.   Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.   Market for the Registrant’s Common Equity and Related Stockholder Matters

(a)   Market Information.

There is no trading market for the Units, and none is likely to develop.  Units may be redeemed upon  business 10 days’ written notice to the Managing Owner at their net asset value as of the last day of any month, subject to certain early redemption charges.

(b)   Holders.

As of December 31, 2002, there were 953 holders of Units.

(c)   Dividends.

No distributions or dividends have been made on the Units, and the Managing Owner has no present intention to make any.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)   Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Registrant has made no sales of unregistered securities within the past three years.

Reg. S-K Item  701(f)

(1)   The use of proceeds information is being disclosed for Registration Statement No. 33-90756 declared effective on July 12, 1995 and Registration Statement No. 333-50209, filed pursuant to Rule 429 under the Securities Act of 1933, declared effective May 18, 1998.

(4)(iv)   For the account of the issuer, the amount of Units sold as of December 31, 2002 is $98,280,140, and the aggregate offering price of the amount sold as of December 31, 2002 is $98,280,140.

(vi)   The net offering proceeds to the issuer totaled $98,280,140.

(vii)   From the effective date of the Registration Statements to December 31, 2002, the amount of net offering proceeds to the issuer for commodity futures and forward trading totaled $98,280,140.

Item 6.   Selected Financial Data

The following is a summary of operations for the fiscal years 2002, 2001, 2000, 1999 and 1998, and total assets of the Trust at December 31, 2002, 2001, 2000, 1999 and 1998.  The Trust commenced trading operations on September 13, 1995.

	For the Year Ended December 31, 2002	For the Year Ended December 31, 2001	For the Year Ended December 31, 2000	For the Year Ended December 31, 1999	For the Year Ended December 31, 1998
Revenue:
Total net realized and unrealized gains (losses)*	$5,309,031	$(2,138,120)	$1,021,419	$(3,483,405)	$6,436,716
Interest income	469,289	1,467,711	2,037,153	3,026,673	3,810,781

Expenses:
Profit share	—	—	—	—	—
Administrative expenses	106,135	265,562	297,751	389,267	581,101
Brokerage Commissions	2,041,313	2,629,963	3,298,836	5,496,697	6,057,327

Net Income (loss)	$3,630,872	$(3,565,934)	$(538,015)	$(6,342,696)	$3,609,069

Total assets	$21,381,228	$26,592,238	$36,609,165	$53,150,824	$76,437,649
Total Unitholders’ capital	$20,303,891	$24,822,541	$33,288,797	$49,635,958	$72,947,006
Net asset value per Unit	$1,164.79	$998.22	$1,135.68	$1,109.88	$1,234.38
Increase in net asset value per Unit	$166.57	$(137.46)	$25.80	$(124.50)	$51.95

*        From trading of futures and forward contracts, foreign exchange transactions and U.S. Treasury obligations

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to “Item 6.  Selected Financial Data” and “Item 8.  Financial Statements and Supplementary Data.”  The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Capital Resources

Units may be offered for sale as of the beginning, and may be redeemed as of the end, of each month.  Units are not, however, currently being offered.

The amount of capital raised for the Trust should not have a significant impact on its operations, as the Trust has no significant capital expenditure or working capital requirements other than for monies to pay trading losses, brokerage commissions and charges.  Within broad ranges of capitalization, the Managing Owner’s trading positions should increase or decrease in approximate proportion to the size of the Trust.

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

The Managing Owner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures primarily focus on (1) real time monitoring of open positions; (2) diversifying positions among various markets; (3) limiting the assets committed as margin, generally within a range of 15% to 35% of an account’s Net Assets at exchange minimum margins, (including imputed margins on forward positions) although the amount committed to margin at any time may be substantially higher; (4) prohibiting pyramiding (that is, using unrealized profits in a particular market as margin for additional positions in the same market); and (5) changing the equity utilized for trading by an account solely on a controlled periodic basis rather than as an automatic consequence of an increase in equity resulting from trading profits.  The Trust controls credit risk by dealing exclusively with large, well capitalized financial institutions, such as the Brokers, as brokers and counterparties.

Due to the nature of the Trust’s business, substantially all its assets are represented by cash and United States government obligations, while the Trust maintains its market exposure through open futures and forward contract positions.

The Trust’s futures contracts are settled by offset and are cleared by the exchange clearinghouse function.  Open futures positions are marked to market each trading day and the Trust’s trading accounts are debited or credited accordingly.  Options on futures contracts are settled either by offset or by exercise.  If an option on a future is exercised, the Trust is assigned a position in the underlying future which is then settled by offset.  The Trust’s spot and forward currency transactions conducted in the interbank market are settled by netting offsetting positions held with the same counterparty; net positions are then settled by entering into offsetting positions and by cash payments.

Liquidity

The Trust’s assets are generally held as cash or cash equivalents which are used to margin the Trust’s futures positions and withdrawn, as necessary, to pay redemptions and expenses.  Other than potential market-imposed  limitations on liquidity, due, for example, to daily price fluctuation limits, which are inherent in the Trust’s futures and forward trading, the Trust’s assets are highly liquid and are expected to remain so.  During its operations through December 31, 2002, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

Results of Operations

Performance Summary

The Trust’s success depends on the Managing Owner’s ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world economy.  The Managing Owner’s trading methods are confidential, so that substantially the only information that can be furnished regarding the Trust’s results of operations is its performance record.  Unlike most operating businesses, general economic or seasonal conditions have no direct effect on the profit potential of the Trust, while, at the same time, its past performance is not necessarily indicative of future results.  Because of the speculative nature of its trading, operational or economic trends have little relevance to the Trust’s results.  The Managing Owner believes, however, that there are certain market conditions — for example, markets with strong price trends — in which the Trust has a better opportunity of being profitable than in others.

2002

During 2002, the Trust achieved net gains of  $5,309,031 from trading operations (including foreign exchange transactions and translations).  Brokerage fees of $2,041,313 were paid or accrued.  The Trust paid no profit share.  Interest income of $469,289 partially offset the Trust’s expenses resulting in a net gain (inclusive of administrative expenses) of $3,630,872 and a 16.69% increase in the Net Asset Value per Unit.

The Trust’s interest rate trading and currency trading were highly profitable.  Stock index and energy trading were also fractionally profitable, while trading of agricultural commodities and metals produced losses.

Sluggish worldwide economic activity, the continuing plunge of stock prices and the flight to safety and quality prompted by geopolitical uncertainties triggered large, persistent capital flows into government bills, notes and bonds worldwide.  Accordingly, the Trust’s long positions in U.S., European, and Japanese interest rate futures generated sizable gains.  The U. S. dollar weakened during 2002 as market participants came to doubt the likelihood of economic recovery in America.  Hence, the capital inflows that had supported the dollar, despite America’s huge current account deficit, shrank and reversed.  As a result, the Trust’s short dollar positions relative to the euro and Swiss franc were very profitable.  A short dollar/long South African rand position was also profitable as gold prices were boosted by safe haven buying.  The Trust’s Equity trading was moderately profitable due to short positions in German and U.S. equity futures, and the Trust’s long energy positions were slightly profitable as prices gained in the wake of Middle Eastern turmoil, particularly near year-end.  Despite strong profits from long gold positions, the Trust’s metals trading lost money as non-precious metals prices fluctuated erratically, and in the agricultural sector, losses from trading sugar and cotton outweighed gains from trading corn.

2001

During 2001, the Trust suffered net losses of $2,138,120 from trading operations (including foreign exchange transactions and translations).  Brokerage fees of $2,629,963 were paid or accrued.  The Trust paid no profit share.  Interest income of $1,467,711 partially offset the Trust’s expenses resulting in a net loss (inclusive of administrative expenses) of $3,565,934 and a 12.10% decrease in the Net Asset Value per Unit.

Energy prices were highly volatile throughout the year, buffeted by the conflicting influences of slowing worldwide growth on the one hand, and OPEC’s effort to support oil prices and Middle-East turmoil on the other.

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

2000

During 2000, the Trust achieved net gains of $1,021,419 from trading operations (including foreign exchange transactions and translations).  Brokerage fees of $3,298,836 were paid or accrued.  The Trust paid no profit share.  Interest income of $2,037,153 partially offset the Trust’s expenses resulting in a net loss (inclusive of administrative expenses) of $538,015.  However, due to the timing of redemptions of the Trust’s Units in relation to the fluctuating values of the Trust’s investments, the Net Asset Value of a Unit increased $25.80 or 2.3%.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not required.  The Trust is a small business issuer.

Item 8.   Financial Statements and Supplementary Data

Financial statements required by this item, including the report of Ernst & Young LLP, are included as Exhibit 13.01 to this report.  The report of PricewaterhouseCoopers LLP is incorporated herein by reference from the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and is filed as Exhibit 13.02 herewith.

The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2002 and 2001.  This information has not been audited.

	4th Quarter 2002	3rd Quarter 2002	2nd Quarter 2002	1st Quarter 2002
Income:	(1,167,077)	4,182,499	2,773,083	(10,185)
Expenses:	(496,107)	(564,323)	(524,473)	(562,545)
Net Income (Loss):	(1,663,184)	3,618,176	2,248,610	(572,730)
Net Income (Loss) per Unit	(80.11)	171.80	98.34	(23.46)

	4th Quarter 2001	3rd Quarter 2001	2nd Quarter 2001	1st Quarter 2001
Income:	$(769,181)	$(968,386)	$(1,692,698)	$2,759,856
Expenses:	631,701	692,158	762,482	809,184
Net Income (Loss):	(1,400,882)	(1,660,544)	(2,455,180)	1,950,672
Net Income (Loss) per Unit	(54.14)	(61.95)	(87.30)	65.93

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 27, 2002, the Board of Directors of the Managing Owner dismissed PricewaterhouseCoopers LLP as its independent auditor for the Trust and approved the engagement of Ernst & Young LLP as independent auditors for the Trust.

The disclosure called for by paragraph (a) of Item 304 of Reg. S-K was previously reported on Registrant’s current report on Form 8-K filed December 3, 2002.  There were no disagreements with PricewaterhouseCoopers LLP regarding accounting principles or practices, financial statement disclosure or audit scope or procedure.

PART III

Item 10.   Directors and Executive Officers of the Registrant

(a,b)  Identification of Directors and Executive Officers

The Trust has no directors or executive officers.  The Trust is controlled and managed by the Managing Owner under a delegation of authority by the Trust’s Trustee, Wilmington Trust Company.

Millburn Ridgefield Corporation,  the Managing Owner, is a Delaware corporation organized in May 1982 to manage discretionary accounts in futures and forward markets.  It is the corporate successor to a futures trading and advisory organization which has been continuously managing assets in the currency and futures markets using quantitative, systematic techniques since 1971.

The principals and senior officers of Millburn Ridgefield Corporation as of December 31, 2002 are as follows:

Harvey Beker, age 49.  Mr. Beker is Co-Chief Executive Officer and Co-Chairman of the Managing Owner and The Millburn Corporation, and a partner of ShareInVest Research L.P.  He received a Bachelor of Arts degree in economics from New York University in 1974 and a Master of Business Administration degree in finance from NYU in 1975.  From June 1975 to July 1977, Mr. Beker was employed by Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies.  From July 1977 to June 1978, Mr. Beker was a futures trader at Clayton

Brokerage Co. of St. Louis.  Mr. Beker has been employed by The Millburn Corporation since June 1978.  During his tenure at the Managing Owner, he has been instrumental in the development of the research, trading and operations areas.  Mr. Beker became a principal of the firm in 1982.

George E. Crapple, age 58.  Mr. Crapple is Co-Chief Executive Officer and Co-Chairman of the Managing Owner and The Millburn Corporation and a partner of ShareInVest Research L.P.  In 1966 he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa.  In 1969 he graduated from Harvard Law School, magna cum laude, where he was a member of the Harvard Law Review.  He was a lawyer with Sidley & Austin, Chicago, Illinois, from 1969 until April 1, 1983, as a partner since 1975, specializing in commodities, securities, corporate and tax law.  He was first associated with the Managing Owner in 1976 and joined the Managing Owner  on April 1, 1983 on a full-time basis.  Mr. Crapple is a Director, Member of the Executive Committee, Chairman of the Appeals Committee and a former Chairman of the Eastern Regional Business Conduct Committee of the NFA, past Chairman of the Managed Funds Association and a member of the Technology Advisory Committee of the CFTC.

Gregg R. Buckbinder, age 44.  Mr. Buckbinder is Senior Vice-President and Chief Operating Officer of the Managing Owner and The Millburn Corporation and a partner of ShareInVest Research L.P.  He graduated cum laude from Pace University in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988.  He joined the Managing Owner in January 1998 from Odyssey Partners, L.P. where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from mid-1990 through December 1997.  Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from 1985 to 1990 where he was First Vice President and Controller, and from 1983 to 1984 where he designed and implemented various operations and accounting systems.  He was with the public accounting firm of Ernst & Whinney from 1984 to 1985 as a manager in the tax department and from 1980 to 1983 as a senior auditor, with an emphasis on clients in the financial services business.  He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Mark B. Fitzsimmons, age 55.  Mr. Fitzsimmons is a Senior Vice-President of the Managing Owner and The Millburn Corporation and a partner of ShareInVest Research L.P.  His responsibilities include both marketing and investment strategy.  He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. in economics.  His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973.  He joined the Managing Owner in January 1990 from Morgan Stanley & Co. Incorporated where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm.  From 1977 to 1987 he was with Chemical Bank New York Corporation, first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice-President and Manager of Chemical’s Corporate Trading Group.  While at Chemical he also traded both foreign exchange and fixed income products.  From 1973 to 1977 Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department.

Barry Goodman, age 45.  Mr. Goodman is Executive Vice-President, Director of Trading and Co-Director of Research of the Managing Owner and The Millburn Corporation and a partner of ShareInVest Research L.P.  His responsibilities include overseeing the firm’s trading operation and managing its trading relationships, as well as the design and implementation of trading systems.  He graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics.  From 1980 through late 1982 he was a commodity trader for E. F. Hutton & Co., Inc.  At Hutton he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets.  He joined the Managing Owner in 1982 as Assistant Director of Trading.

Dennis B. Newton, age 51.  Mr. Newton is a Senior Vice-President of the Managing Owner and the Millburn Corporation.  His primary responsibilities are in administration and marketing.  Prior to joining the Managing Owner in September 1991, Mr. Newton was President of Phoenix Asset Management, Inc., a registered commodity pool operator from April 1990 to August 1991.  Prior to his employment with Phoenix, Mr. Newton was a Director of Managed Futures with Prudential-Bache Securities Inc. from September 1987 to March 1990.  Mr. Newton joined Prudential-Bache from Heinold Asset Management, Inc. where he was a member of the senior management team.  Heinold was a pioneer and one of the largest sponsors of funds utilizing futures and currency forward trading.

Grant N. Smith, age 51.  Mr. Smith is Executive Vice-President and Co-Director of Research of the Managing Owner and The Millburn Corporation and a partner of ShareInVest Research L.P.  He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm.  He received a B.S. degree from the Massachusetts Institute of Technology in 1974 and an M.S. degree from M.I.T. in 1975.  While at M.I.T. he held several teaching and research positions in the computer science field and participated in various projects relating to database management.  He joined the Managing Owner in 1975.

(c)    Identification of Certain Significant Employees

None.

(d)    Family Relationships

None.

(e)     Business Experience

See Item 10 (a,b) above.

(f)     Involvement in Certain Legal Proceedings

None.

(g)     Promoters and Control Persons

The Managing Owner is the sole promoter and control person of the Trust.

(h)     Section 16(a) Beneficial Ownership Reporting Compliance

The Managing Owner filed its initial report on Form 3 after 10 days after the Trust became registered pursuant to Section 12 of the Securities Exchange Act of 1934.  The Managing Owner has not owned and does not own any securities issued by the Trust, and, accordingly, the number of transactions not reported on a timely basis is zero.

George E. Crapple, Harvey Beker and Gregg R. Buckbinder, the principal executive officers and principal financial officer, respectively, of the Managing Owner are the officers and employees of the Managing Owner who perform policy making functions for the Trust.  Each of Messrs. Crapple, Beker and Buckbinder filed his initial report on Form 3 after 10 days after the Trust became registered under Section 12 of the Securities Exchange Act of 1934.  None of Messrs. Crapple, Beker and Buckbinder owns or has owned any securities issued by the Trust, and, accordingly, the number of transactions not reported on a timely basis by Messrs. Crapple, Beker and Buckbinder is zero.

Item 11.   Executive Compensation

The Trust has no directors or officers.  None of the directors or officers of the Managing Owner receive “other compensation” from the Trust.  The Managing Owner makes all trading decisions on behalf of the Trust.  The Managing Owner receives monthly brokerage commissions of 0.75 of 1% of the Net Assets (which is reduced to 0.58 of 1% of Net Assets for Unitholders who invest more than $1 million in the Trust) and a quarterly profit share of 17.5% of any new trading profit as defined.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

The Trust knows of one person who owns beneficially more than 5% of the Units as follows:

Name and Address	Number of Units	Percentage of Units
Jane Newbern	1,407.964	8.08%
1206 Baxter Rd.
Bremen, Georgia

All of the Trust’s managing owner interest is held by the Managing Owner.

(b)   Security Ownership of Management

Under the terms of the Trust Agreement, the Trust’s affairs are managed by the Managing Owner, which has discretionary authority over the Trust’s trading.  The Managing Owner’s managing owner interest was valued at $576,320 as of December 31, 2002, 2.76% of the Partnership’s total equity.

(c)   Changes in Control

None.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.   Certain Relationships and Related Transactions

See “Item 11.  Executive Compensation” and “Item 12.  Security Ownership of Certain Beneficial Owners and Management.”  The Trust allocated to the Managing Owner $2,041,313 in brokerage fees and $0 in profit share for the year ended  December 31, 2002.  The Managing Owners’ managing owner interest showed an allocation of gain of $175,804 for the year ended December 31, 2002.  The Trust is prohibited from making any loans.

Item 14.   Controls and Procedures

The Managing Owner, with the participation of the Managing Owner’s principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust within 90 days of the filing date of this annual report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.  There were no significant changes in the Managing Owner’s internal controls with respect to the Trust or in other factors applicable to the Trust that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)   Financial Statements

The 2001 Report of Independent Accountants is incorporated herein by reference from the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and is filed as Exhibit 13.02 herewith.

The following are included with the 2002 Report of Independent Accountants, a copy of which is filed herewith as Exhibit 13.01.

Affirmation of Millburn Ridgefield Corporation
Report of Independent Auditors
Statements of Financial Condition at December 31, 2002 and 2001
Condensed Schedules of Investments at December 31, 2002 and 2001
Statements of Operations for the Years ended December 31, 2002, 2001 and 2000
Statements of Changes in Trust Capital for the Years ended December 31, 2002, 2001 and 2000
Statements of Financial Highlights for the Years ended December 31, 2002, 2001 and 2000
Notes to Financial Statements

(a)(2)   Financial Statement Schedules

All Schedules are omitted for the reason that they are not required or are not applicable because equivalent information has been included in the financial statements or the notes thereto.

(a)(3)   Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description
13.01	2002 Report of Independent Auditors
13.02	2001 Report of Independent Accountants
99.1	Certification of Principal Executive Officer
99.2	Certification of Principal Executive Officer
99.3	Certification of Principal Financial Officer

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

(b)   Reports on Form 8-K

On December 3, 2002, the Trust filed a Current Report on Form 8-K to disclose that on November 27, 2002 the Board of Directors of the Managing Owner had dismissed PricewaterhouseCoopers LLP as its independent auditor for the Trust and had approved the engagement of Ernst & Young LLP as independent auditors for the Trust.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2003.

THE MILLBURN WORLD RESOURCE TRUST

By:	Millburn Ridgefield Corporation, Managing Owner

By:	/s/ Harvey Beker
Harvey Beker
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing Owner of the Registrant in the capacities and on the date indicated.

Signature	Title with General Partner	Date

/s/ Harvey Beker	Co-Chief	March 28, 2003
Harvey Beker	Executive Officer and Director
(Principal Executive Officer)

/s/ George E. Crapple	Co-Chief Executive	March 28, 2003
George E. Crapple	Officer and Director
(Principal Executive Officer)

/s/ Gregg R. Buckbinder	Senior Vice President	March 28, 2003
Gregg R. Buckbinder	(Principal Financial Officer)

/s/ Tod A. Tanis	Vice President	March 28, 2003
Tod A. Tanis	(Principal Accounting Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

Millburn Ridgefield Corporation
Managing Owner of Registrant
March 28, 2003

By	/s/ Harvey Beker
Harvey Beker
Co-Chief Executive Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, George E. Crapple, Co-Chief Executive Officer of Millburn Ridgefield Corporation, the Managing Owner of The Millburn World Resource Trust (the “Trust”), do hereby certify that:

1. I have reviewed this annual report on Form 10-K of The Millburn World Resource Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Trust as of, and for, the periods presented in this annual report;

4. The Trust’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Trust and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Trust, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the Trust’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Trust’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Trust’s auditors and the audit committee of the Trust’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Trust’s ability to record, process, summarize and report financial data and have identified for the Trust’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Trust’s internal controls; and

6. The Trust’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ George E. Crapple

George E. Crapple
Co-Chief Executive Officer
March 28, 2003

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Harvey Beker, Co-Chief Executive Officer of Millburn Ridgefield Corporation, the Managing Owner of The Millburn World Resource Trust (the “Trust”), do hereby certify that:

1. I have reviewed this annual report on Form 10-K of The Millburn World Resource Trust ;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Trust as of, and for, the periods presented in this annual report;

4. The Trust’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Trust and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Trust, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the Trust’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Trust’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Trust’s auditors and the audit committee of the Trust’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Trust’s ability to record, process, summarize and report financial data and have identified for the Trust’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Trust’s internal controls; and

6. The Trust’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ Harvey Beker

Harvey Beker
Co-Chief Executive Officer
March 28, 2003

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Gregg R. Buckbinder, Chief Operating Officer and principal financial officer of Millburn Ridgefield Corporation, the Managing Owner of The Millburn World Resource Trust (the “Trust”), do hereby certify that:

1. I have reviewed this annual report on Form 10-K of The Millburn World Resource Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Trust as of, and for, the periods presented in this annual report;

4. The Trust’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Trust and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Trust, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the Trust’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Trust’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Trust’s auditors and the audit committee of the Trust’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Trust’s ability to record, process, summarize and report financial data and have identified for the Trust’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Trust’s internal controls; and

6. The Trust’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ Gregg R. Buckbinder

Gregg R. Buckbinder
Chief Financial Officer
March 28, 2003

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description
13.01	2002 Report of Independent Auditors
13.02	2001 Report of Independent Accountants
99.1	Certification of Principal Executive Officer
99.2	Certification of Principal Executive Officer
99.3	Certification of Principal Financial Officer

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