Form 10-Q
period 2003-03-31
MILLBURN WORLD RESOURCE TRUST
filed 2003-05-15
CIK 943487

FORM 10-Q
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the Quarterly Period Ended:  March 31, 2003
                                     or
           [ ]   Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


                      Commission File Number:  0-26932

                      THE MILLBURN WORLD RESOURCE TRUST
           (Exact name of registrant as specified in its charter)

             Delaware                             06-6415583
  (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)             Identification No.)

                     c/o MILLBURN RIDGEFIELD CORPORATION
                           411 West Putnam Avenue
                        Greenwich, Connecticut  06830
                  (Address of principal executive offices)

Registrant's telephone number, including area code:  (203) 625-7554

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

          Yes    [ ]                                      No    [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates: $19,781,890







Part I - Financial Information
Financial Statements:                                          Pages
   Statements of Financial Condition at
      March 31, 2003 (unaudited) and December 31, 2002        	1
   Statements of Operations for the Three Months Ended
      March 31, 2003 and 2002 (unaudited)                    	3
   Condensed Schedule of Investments at
      March 31, 2003 (unaudited) and December 31, 2002            4
   Statements of Trust Capital for the Three Months
      Ended March 31, 2003 and 2002 (unaudited)              	7
   Financial Highlights for the Three Months Ended
      March 31, 2003 and 2002 (unaudited)                   	8
   Notes to Financial Statements (unaudited)                      9
Part II - Other Information                                      12

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
THE MILLBURN WORLD RESOURCE TRUST
Statements of Financial Condition

                                              Mar. 31, 2003      Dec. 31, 2002
							     (UNAUDITED)
Assets:                                       -------------      -------------
Due from brokers                              $   627,475       $     460,554
Cash denominated in foreign currencies
 (cost $142,709 and $17,237 at March 31, 2003
 and December 31, 2002)                           118,910              17,325
Investments in U.S. Treasury notes - at
 value (amortized cost $3,522,625 and
 $4,036,134 at March 31, 2003 and
 December 31, 2002)                              3,524,792          4,039,643
Unrealized appreciation on open contracts                -          1,948,618
Unrealized depreciation on open contracts       (1,452,244)          (600,157)
                                              -------------      -------------
Total equity in trading accounts                 2,818,933          5,865,983

Investments in U.S. Treasury notes - at
 value (amortized cost $16,556,337 and
 $14,873,155 at March 31, 2003 and
 December 31, 2002)                             16,566,521         14,886,085
Cash and cash equivalents                        1,214,898            364,855
Due from Unitholder                                      -             23,383
Accrued interest receivable                        233,277            240,922
                                              -------------      -------------
Total assets                                  $ 20,833,629       $ 21,381,228
                                              =============      =============

Liabilities & Trust Capital:
Due to brokers                                 $         -       $     77,011
Accrued expenses                                    45,457             46,000
Redemptions payable to Unitholders                 278,487            239,250
Accrued brokerage commissions                      130,822            138,756
                                              -------------      -------------

Statements of Financial Condition (continued)
							      Mar. 31, 2003     Dec. 31, 2002
								 (UNAUDITED)
                                                -------------      ------------
Total liabilities                                  454,766            501,017

Trust Capital:
   Managing Owner interest                         596,973            576,320
   Unitholders (16,743.750 and 17,431.417
    units of beneficial interest outstanding
    at March 31, 2003 and December 31, 2002
    respectively)                               19,781,890         20,303,891
                                              -------------      -------------
Total trust capital                             20,378,863         20,880,211
                                              -------------      -------------
Total liabilities and trust capital           $ 20,833,629       $ 21,381,228
                                              =============      =============

Net asset value per unit                      $   1,181.45       $   1,164.79
                                              =============      =============

Statements of Operations
For the three months ended March 31, 2003 and 2002 (UNAUDITED)

                                                Mar 31, 2003     Mar 31, 2002
                                                ------------     ------------
Investment income:
   Interest income                              $    88,152      $   161,934
                                                ------------     ------------
Expenses
   Administrative expenses                           25,656           22,162
   Brokerage commissions                            479,253          540,383
                                                ------------     ------------
      Total expenses                                504,909          562,545
                                                ------------     ------------
      Net investment loss                          (416,757)        (400,611)

Net realized and unrealized gains (losses)
      Net realized gains (losses) on
       closed positions:
         Futures and forward contracts            3,624,404        1,298,746
      Net change in unrealized appreciation
       (depreciation):
         Futures and forward contracts           (2,800,705)      (1,384,780)
         Foreign exchange translation               (16,574)           2,212
      Net gains (losses) from U.S. Treasury notes
       	 Net change in unrealized appreciation
           (depreciation)                            (4,088)         (88,297)
      Total net realized and unrealized         ------------     ------------
          gains (losses)                            803,037         (172,119)
                                                ------------     ------------
         Net income (loss)                      $   386,280     $   (572,730)
                                                ------------     ------------
         Net income (loss) per unit of
          beneficial interest                   $     16.66     $     (23.46)
								------------     ------------

Condensed Schedule of Investments at March 31, 2003 (UNAUDITED)

                                    Net Unrealized
                                    Appreciation/
                                    (Depreciation)    Net Unrealized
                                  as a percentage of  Appreciation/
  Futures and Forward Contracts     Trust Capital     (Depreciation)
  -----------------------------   ------------------  ---------------
   Futures contracts purchased
      Interest rates                      0.72%       $     147,237
      Softs                               0.03%               6,285
      Stock indices                      (0.16)%            (32,270)
                                         ------       ---------------
   Total futures contracts purchased      0.59%             121,252
                                         ------       ---------------

   Futures contracts sold
      Energies				     (0.85)%	     (173,114)
      Grains				     (0.21)%	      (43,462)
      Interest rates                     (0.09)%            (18,500)
      Metals                             (0.81)%           (165,410)
      Softs                               0.12%              24,150
      Stock Indices                       0.44%              89,401
                                         --------     ---------------
   Total futures contracts sold          (1.40)%           (286,935)
                                         --------     ---------------
         Total investment in futures
          contracts                      (0.81)%           (165,683)
                                         --------     ---------------
   Total currency forward contracts
      purchased     			     (3.18)%           (649,255)

   Total currency forward contracts
      sold          		           (3.13)%           (637,306)
                                         --------     ---------------
      Total investment in forward
      contracts                          (6.31)%         (1,286,561)
                                         --------     ---------------
   Total investments in futures and
   forward contracts                     (7.12)%       $ (1,452,244)
                                         ========     ===============


                                                    Value as a
                                                    % of Trust
Face Amount Investments in U.S. Treasury notes        Capital        Value
----------- ----------------------------------      ------------ -------------
            Government - United States
$6,650,000   U.S. Treasury notes, 4.000%, 4/30/2003    32.71%     $ 6,666,625
 6,650,000   U.S. Treasury notes, 3.875%, 7/31/2003    32.94%       6,712,344
 6,650,000   U.S. Treasury notes, 2.750%, 10/31/2003   32.94%       6,712,344
                                                      -------    -------------


Condensed Schedule of Investments at March 31, 2003 (UNAUDITED) (continued)

                  Total investments in U.S. Treasury
                  notes (amortized cost $20,078,962)   98.59%    $ 20,091,313
                                                      -------    -------------


Condensed Schedule of Investments at December 31, 2002

                                    Net Unrealized
                                    Appreciation/
                                    (Depreciation)    Net Unrealized
                                  as a percentage of  Appreciation/
  Futures and Forward Contracts     Trust Capital     (Depreciation)
  -----------------------------   ------------------  ---------------
   Futures contracts purchased
      Energies                             1.48%       $     308,829
      Interest rates                       3.24%             676,119
	Metals                               0.71%             146,860
	Softs                               (0.01)%             (1,175)
                                          ------       ---------------
   Total futures contracts purchased       5.42%           1,130,633
                                         ------       ---------------

   Futures contracts sold
 	Grains				      0.27%	              56,875
 	Metals                             (0.26)%             (53,469)
      Softs                               0.06%               12,488
      Stock Indices                       0.30%               62,417
                                         --------     ---------------
   Total futures contracts sold           0.37%               78,311
                                         --------     ---------------
         Total investment in futures
          contracts                       5.79%            1,208,944
                                         --------     ---------------
   Total currency forward contracts
	purchased     				1.26%              261,953
                                         --------     ---------------
   Total currency forward contracts
      sold          			     (0.59)%            (122,436)
                                         --------     ---------------
      Total investment in forward
      contracts                           0.67%              139,517
                                         --------     ---------------
   Total investments in futures and
   forward contracts                      6.46%       $    1,348,461
                                         ========     ===============

                                                    Value as a
                                                    % of Trust
Face Amount Investments in U.S. Treasury notes        Capital        Value
----------- ----------------------------------      ------------ -------------
            Government - United States
$5,910,000   U.S. Treasury notes, 4.625%, 2/28/2003    28.45%     $ 5,941,397
 6,420,000   U.S. Treasury notes, 4.000%, 4/30/2003    31.03%       6,478,181
 6,410,000   U.S. Treasury notes, 3.875%, 7/31/2003    31.16%       6,506,150
                                                      -------    -------------
                  Total investments in U.S. Treasury
                  notes (amortized cost $18,909,289)   90.64%    $ 18,925,728
                                                      -------    -------------

Statement of Trust Capital
For the three months ended March 31, 2003 (UNAUDITED)

                                        Unit         Managing
                                      Holders          Owner         Total
                                   -------------    ----------   -------------
Trust Capital at December 31, 2002
 (17,431.417 Units)                $ 20,303,891     $ 576,320    $ 20,880,211
Addition of 7.105 Units                       -             -               -
Redemption of (694.772) Units          (887,628)            -        (887,628)
Net Income (Loss)                       365,627        20,653         386,280
                                   -------------    ----------   -------------
Trust Capital at March 31,         $ 19,781,890     $ 596,973    $ 20,378,863
 2003, (16,743.750 Units)          =============    ==========   =============
Net Asset Value per Unit
 at March 31, 2003                 $   1,181.45
                                   =============

Statement of Trust Capital
For the three months ended March 31, 2002 (UNAUDITED)

                                        Unit         Managing
                                      Holders          Owner         Total
                                   -------------    ----------   -------------
Trust Capital at December 31, 2001
 (24,866.853 Units)                $ 24,822,541     $ 900,516    $ 25,723,057
Addition of 286.718 Units               274,812             -         274,812
Redemption of (1,563.276) Units      (1,532,288)            -      (1,532,288)
Net Income (Loss)                      (570,181)    $  (2,549)       (572,730)
                                    ------------    ----------   -------------
Trust Capital at March 31,         $ 22,994,884     $ 897,967    $ 23,892,851
 2002, (23,590.295 Units)          =============    ==========   =============
Net Asset Value per Unit
 at March 31, 2002                 $     974.76
                                   =============

Financial Highlights Per Unit Operating Performance for the three months ended March 31, 2003 and 2002 (unaudited) were as follows:

                                          2003          2002
                                      ------------  ------------
Net income (loss) from operations:
   Net investment loss                $    (24.25)    $  (16.46)
Net realized and unrealized gains
 (losses) on trading of futures and
 forward contracts                          41.13         (3.41)
Net gains (losses) from U.S.
 Treasury obligations                       (0.22)        (3.59)
                                      ------------  ------------
      Net income (loss) per unit            16.66        (23.46)

Net asset value per Unit,
 beginning of period                     1,164.79        998.22
                                      ------------  ------------
Net asset value per Unit,
 end of Period                        $  1,181.45   $    974.76
                                      ============  ============

Total return and ratios for the three months ended March 31, 2003 (UNAUDITED):

  Total return:                                        1.43%
  Ratio of expenses to average net assets:             9.40%  (annualized)
  Ratio of net investment loss to average net assets: (7.80)% (annualized)

Total return and ratios for the three months ended March 31, 2002 (UNAUDITED):

  Total return:                                       (2.35)%
  Ratio of expenses to average net assets:             9.35%  (annualized)
  Ratio of net investment loss to average net assets: (6.74)% (annualized)


NOTES TO FINANCIAL STATEMENTS

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Trust's financial condition at March 31, 2003 (unaudited) and December 31, 2002 and the results of its operations for the three month period ended March 31, 2003 and 2002 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002. The December 31, 2002 information has been derived from the audited financial statements as of December 31, 2002.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to Item 1, "Financial Statements". The information contained therein is essential to, and should be read in connection with, the following analysis.

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

LIQUIDITY AND CAPITAL RESOURCES

The Trust does not intend to raise any additional capital because it is a closed-end fund and cannot sell any more Units unless it undertakes a new public offering, which would require another registration with the Securities
and Exchange Commission.   The Trust does not engage in borrowing.

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

The Trust's assets are generally held as cash or cash equivalents which are used to margin or collateralize the Trust's futures and forward positions and are withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to daily price fluctuation limits, which are inherent in the Trust's futures and forward trading, the Trust's assets are highly liquid and are expected to remain so. During its operations through the three-month period ending March 31, 2003, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

RESULTS OF OPERATIONS

                          31-Mar-03      31-Dec-02
                        -------------  -------------
        Ending Equity   $ 20,378,863   $ 20,880,211

Due to the nature of commodity trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Three months ended March 31, 2003:

The Trust's net assets decreased 2.40% in the first quarter of 2003. This decrease was attributable to redemptions of $887,628 which was partially offset by net income from operations of $386,280.

Brokerage commissions are calculated on the net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage commissions for the three months ended March 31, 2003 decreased by $61,130 relative to the corresponding period in 2002.

The Trust's NAV per unit increased 1.43% during the three months ended
March 31, 2003. A number of well-defined trends, especially in the energy and interest rate sectors, persisted during the first two months of the year and generated profits. However, as war with Iraq approached in early March, these trends halted and reversed abruptly, producing losses that largely offset the quarter's earlier gains. On balance for the period, profits from trading energy and interest rate futures were mostly counterbalanced by the losses sustained from trading currency, stock index and metal futures, and to a lesser extent by losses from agricultural commodities trading.

For example, crude oil prices, which climbed from $24 a barrel in early November 2002 to nearly $40 per barrel early in 2003, plunged back to under $28 a barrel in only a few days. Consequently, long crude oil positions were profitable in January and February, but lost money in March. Similar results were experienced in trading other energy contracts.

Interest rates, which had been declining broadly for over a year, spiked higher in a flurry of pre-war activity. As a result, long German and U.S. interest rate futures positions produced losses in March, after having been profitable in the first two months of the quarter.

A weakening U.S. dollar trend that had been evident since late October 2002 also reversed abruptly during the quarter and was followed by non-directional whipsaw price activity, especially for the Japanese yen. Hence, losses from trading the Asian currencies outweighed gains from long positions in the European currencies and non-dollar cross rate trading.

Stock markets were unsettled and trading of U.S., Japanese and Hong Kong equity futures resulted in a loss. Losses from both long and short positions in industrial metals were somewhat larger than the gains from both long and short trades in gold. Trading of agricultural commodity futures was unprofitable.

Three months ended March 31, 2002:

The Trust's net assets decreased 7.12% during the three months ended
March 31, 2002. This decrease was attributable to net loss from operations of $572,730 and redemptions of $1,532,288, which was partially offset by contributions of $274,812.

Brokerage commissions are calculated on the net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage commissions for the three months ended March 31, 2002 decreased by $194,363, relative to the corresponding period in 2001.

The Trust's NAV per unit decreased 2.35% during the three months ended
March 31, 2002. Gains from trading energy futures and, to a lesser extent, interest rate futures were offset by losses from trading currency, stock index, and non-financial commodity futures.

Uncertainties, which seemed to abound throughout the world, jostled the Financial markets to and from during the quarter. Accounting uncertainties, concern about future profit growth, questions about the direction of monetary and interest rate policies worldwide, Middle East turmoil and its possible impact on energy markets, all combined to cloud trading and investment decisions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.  The Trust is a small business issuer.

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

Designation Description
----------- -----------
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



                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 14th day of May 2003.


   THE MILLBURN WORLD RESOURCE TRUST

   By:  Millburn Ridgefield Corporation,
        Managing Owner

Date: May 14, 2003
                              /s/Tod A. Tanis
                                 Tod A. Tanis
                                 Vice-President
                                 (principal accounting officer)


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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition and results of operations of the Trust as of, and for, the periods presented in this quarterly report;

4. The Trust's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Exchange Act Rule 15d-14) for the Trust and we have:

  (i) designed such disclosure controls and procedures to ensure that material information relating to the Trust is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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


By:  /s/ George E. Crapple


__________________________________

George E. Crapple
Co-Chief Executive Officer
May 14, 2003


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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition and results of operations of the Trust as of, and for, the periods presented in this quarterly report;

4. The Trust's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Exchange Act Rule 15d-14) for the Trust and we have:

  (i) designed such disclosure controls and procedures to ensure that material information relating to the Trust is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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


By:  /s/ Harvey Beker


__________________________________
Harvey Beker
Co-Chief Executive Officer
May 14, 2003

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition and results of operations of the Trust as of, and for, the periods presented in this quarterly report;

4. The Trust's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Exchange Act Rule 15d-14) for the Trust and we have:

(i) designed such disclosure controls and procedures to ensure that material information relating to the Trust is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (ii) evaluated the effectiveness of the Trust's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (iii) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Trust's other certifying officers and I have disclosed, based on our most recent evaluation, to the Trust's auditors and the audit committee of the Trust's board of directors (or persons performing the equivalent functions)
  (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the Trust's ability to record, process, summarize and report financial data and have identified for the Trust's auditors any material weaknesses in internal controls; and

  (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Trust's internal controls; and

6. The Trust's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By:  /s/ Gregg R. Buckbinder


__________________________________
Gregg R. Buckbinder
Chief Financial Officer
May 14, 2003


Exhibit 99(a)
CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

I, George E. Crapple, the Co-Chief Executive Officer of Millburn Ridgefield Corporation, the Managing Owner of The Millburn World Resource Trust (the "Trust"), certify that (i) the Quarterly Report of the Trust on Form 10-Q for the period ending March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.


Date:
May 14, 2003

  /s/
 George E. Crapple
 -------------------------
 George E. Crapple
 Co-Chief Executive Officer



Exhibit 99(b)
CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

I, Harvey Beker, the Co-Chief Executive Officer of Millburn Ridgefield Corporation, the Managing Owner of The Millburn World Resource Trust (the "Trust"), certify that (i) the Quarterly Report of the Trust on Form 10-Q for the period ending March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.

Date:
May 14, 2003

  /s/
 Harvey Beker
 -------------------------
 Harvey Beker
 Co-Chief Executive Officer


Exhibit 99(c)
CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

I, Gregg Buckbinder, the Chief Operating Officer and principal financial officer of Millburn Ridgefield Corporation, the Managing Owner of The Millburn World Resource Trust (the "Trust"), certify that (i) the Quarterly Report of the Trust on Form 10-Q for the period ending March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.

Date:
May 14, 2003

  /s/
 Gregg Buckbinder
 -------------------------
 Gregg Buckbinder
 Chief Operating Officer