Form 10-Q
period 2003-06-30
MILLBURN WORLD RESOURCE TRUST
filed 2003-08-14
CIK 943487

FORM 10-Q
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the Quarterly Period Ended:  June 30, 2003
                                     or
           [ ]   Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


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

          Yes    [ ]                                      No    [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates: $19,811,323

THE MILLBURN WORLD RESOURCE TRUST                                         PAGE 1
INDEX

Part I - Financial Information
Financial Statements:                                          Pages
   Statements of Financial Condition at
      June 30, 2003 (unaudited) and December 31, 2002        	1
   Statements of Operations for the Three Months Ended
      June 30, 2003 and 2002 (unaudited)                    	3
   Statements of Operations for the Six Months Ended
      June 30, 2003 and 2002 (unaudited)                    	4
   Condensed Schedule of Investments at
      June 30, 2003 (unaudited) and December 31, 2002           5
   Statements of Trust Capital for the Six Months
      Ended June 30, 2003 and 2002 (unaudited)              	7
   Financial Highlights for the Three Months Ended
      June 30, 2003 and 2002 (unaudited)                        8
   Financial Highlights for the Six Months Ended
      June 30, 2003 and 2002 (unaudited)                        9
Notes to Financial Statements (unaudited)                      10
Part II - Other Information                                    16

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
THE MILLBURN WORLD RESOURCE TRUST
Statements of Financial Condition

                                              Jun. 30, 2003      Dec. 31, 2002
  			  	               (UNAUDITED)
Assets:                                       -------------      -------------
Due from brokers                              $   258,011       $     460,554
Cash denominated in foreign currencies
 (cost $159,714 and $17,237 at June 30, 2003
 and December 31, 2002)                           127,548              17,325
Investments in U.S. Treasury notes - at
 market value (amortized cost $7,350,415 and
 $4,036,134 at June 30, 2003 and
 December 31, 2002)                              7,368,863          4,039,643
Unrealized appreciation on open contracts                -          1,948,618
Unrealized depreciation on open contracts         (179,237)          (600,157)
                                              -------------      -------------
Total equity in trading accounts                 7,575,185          5,865,983

Investments in U.S. Treasury notes - at
 market value (amortized cost $12,092,752 and
 $14,873,155 at June 30, 2003 and
 December 31, 2002)                             12,088,184         14,886,085
Cash and cash equivalents                        1,044,158            364,855
Due from Unitholder                                      -             23,383
Accrued interest receivable                        249,812            240,922
                                              -------------      -------------
Total assets                                  $ 20,957,339       $ 21,381,228
                                              =============      =============
Liabilities & Trust Capital:
Due to brokers                                 $         -       $     77,011
Accrued expenses                                    10,654             46,000

THE MILLBURN WORLD RESOURCE TRUST                                         PAGE 2
Statements of Financial Condition (con't)

                                              Jun. 30, 2003      Dec. 31, 2002
                                               (UNAUDITED)
                                              -------------      -------------
Redemptions payable to Unitholders                 369,655            239,250
Accrued brokerage commissions                      133,217            138,756
                                              -------------      -------------
Total liabilities                                  513,526            501,017

Trust Capital:
   Managing Owner interest                         632,490            576,320
   Unitholders (16,160.137 and 17,431.417
    units of beneficial interest outstanding
    at June 30, 2003 and December 31, 2002
    respectively)                               19,811,323         20,303,891
                                              -------------      -------------
Total trust capital                             20,443,813         20,880,211
                                              -------------      -------------
Total liabilities and trust capital           $ 20,957,339       $ 21,381,228
                                              =============      =============

Net asset value per unit                      $   1,225.94       $   1,164.79
                                              =============      =============

See accompanying notes

THE MILLBURN WORLD RESOURCE TRUST                                         PAGE 3

Statements of Operations
For the three months ended June 30, 2003 and 2002 (UNAUDITED)

                                                Jun 30, 2003     Jun 30, 2002
                                                ------------     ------------
Investment income:
   Interest income                              $    64,532      $   120,527
                                                ------------     ------------
Expenses
   Administrative expenses                           25,767           22,162
   Brokerage commissions                            458,321          502,311
                                                ------------     ------------
      Total expenses                                484,088          524,473
                                                ------------     ------------
      Net investment loss                          (419,556)        (403,946)

Net realized and unrealized gains (losses)
      Net realized gains (losses) on
       closed positions:
         Futures and forward contracts              (42,473)      (1,164,672)
      Net change in unrealized appreciation
       (depreciation):
         Futures and forward contracts            1,273,007        3,807,315
         Foreign exchange translation                (8,287)            (219)
      Net gains (losses) from U.S. Treasury notes
       Net change in unrealized appreciation
           (depreciation)                             1,529           10,132
      Total net realized and unrealized         ------------     ------------
          gains (losses)                          1,223,776        2,652,556
                                                ------------     ------------
         Net income (loss)                      $   804,220     $  2,248,610
                                                ------------     ------------
         Net income (loss) per unit of
          beneficial interest                   $     44.49     $      98.34
						------------     ------------

See accompanying notes

THE MILLBURN WORLD RESOURCE TRUST                                         PAGE 4
Statements of Operations
For the six months ended June 30, 2003 and 2002 (UNAUDITED)

                                                Jun 30, 2003     Jun 30, 2002
                                                ------------     ------------
Investment income:
   Interest income                              $   152,684      $   282,461
                                                ------------     ------------
Expenses
   Administrative expenses                           51,423           44,324
   Brokerage commissions                            937,574        1,042,695
                                                ------------     ------------
      Total expenses                                988,997        1,087,019
                                                ------------     ------------
      Net investment loss                          (836,313)        (804,558)

Net realized and unrealized gains (losses)
      Net realized gains (losses) on
       closed positions:
         Futures and forward contracts            3,581,931          134,074
      Net change in unrealized appreciation
       (depreciation):
         Futures and forward contracts           (1,527,698)       2,422,535
         Foreign exchange translation               (24,861)           1,994
      Net gains (losses) from U.S. Treasury notes
       Net change in unrealized appreciation
           (depreciation)                            (2,559)         (78,166)
      Total net realized and unrealized         ------------     ------------
          gains (losses)                          2,026,813        2,480,437
                                                ------------     ------------
         Net income (loss)                      $ 1,190,500     $  1,675,879
                                                ------------     ------------
         Net income (loss) per unit of
          beneficial interest                   $     61.15     $      74.88
						------------     ------------



See accompanying notes

THE MILLBURN WORLD RESOURCE TRUST                                         PAGE 5
Condensed Schedule of Investments at June 30, 2003 (UNAUDITED)

                                    Net Unrealized
                                    Appreciation/
                                    (Depreciation)    Net Unrealized
                                  as a percentage of  Appreciation/
  Futures and Forward Contracts     Trust Capital     (Depreciation)
  -----------------------------   ------------------  ---------------
   Futures contracts purchased
      Energies			  	  0.11%	       $      21,495
      Interest rates                     (0.64)%            (130,266)
      Metals                             (0.22)%             (44,947)
      Stock indices                       0.08%               17,164
                                         ------       ---------------
   Total futures contracts purchased     (0.67)%            (136,554)

   Futures contracts sold
      Energies			         (0.10)%             (21,115)
      Grains				  0.22%	              45,137
      Interest rates                      1.41%              287,723
 	Softs                            (0.01)%              (2,156)
 				         -------      ---------------
   Total futures contracts sold           1.52%              309,589
                                         -------      ---------------
         Total investment in futures
          contracts                       0.85%              173,035
                                         -------      ---------------
   Total currency forward contracts
      purchased     			(0.76)%            (156,124)

   Total currency forward contracts
      sold          		        (0.96)%            (196,148)
                                        -------      ---------------
      Total investment in forward
      contracts                         (1.72)%            (352,272)
                                        -------      ---------------
   Total investments in futures and
   forward contracts                     (0.87)%       $    (179,237)
                                         =======      ===============

                                                    Value as a
                                                    % of Trust
Face Amount Investments in U.S. Treasury notes        Capital        Value
----------- ----------------------------------      ------------ -------------
            Government - United States
$6,300,000   U.S. Treasury notes, 3.875%, 07/31/2003   30.88%     $ 6,313,781
 6,300,000   U.S. Treasury notes, 2.750%, 10/31/2003   31.00%       6,337,407
 6,650,000   U.S. Treasury notes, 4.750%, 02/15/2004   33.29%       6,805,859
                                                      -------    ------------
Total investments in U.S. Treasury
     notes (amortized cost $19,443,167)                95.17%    $ 19,457,047

THE MILLBURN WORLD RESOURCE TRUST                                         PAGE 6
Condensed Schedule of Investments at December 31, 2002

                                    Net Unrealized
                                    Appreciation/
                                    (Depreciation)    Net Unrealized
                                  as a percentage of  Appreciation/
  Futures and Forward Contracts     Trust Capital     (Depreciation)
  -----------------------------   ------------------  ---------------
   Futures contracts purchased
      Energies                             1.48%       $     308,829
      Interest rates                       3.24%             676,119
	Metals                             0.71%             146,860
	Softs                             (0.01)%             (1,175)
                                          -------      --------------
   Total futures contracts purchased       5.42%           1,130,633
                                          -------      --------------
   Futures contracts sold
 	Grains				   0.27%	      56,875
 	Metals                            (0.26)%            (53,469)
      Softs                                0.06%              12,488
      Stock Indices                        0.30%              62,417
                                          --------     --------------
   Total futures contracts sold            0.37%              78,311
                                          --------     --------------
         Total investment in futures
          contracts                        5.79%           1,208,944
                                          --------     --------------
   Total currency forward contracts
	purchased     			   1.26%             261,953
                                          --------     --------------
   Total currency forward contracts
      sold          			  (0.59)%           (122,436)
                                          --------     --------------
      Total investment in forward
      contracts                            0.67%             139,517
                                          --------     --------------
   Total investments in futures and
   forward contracts                       6.46%       $   1,348,461
                                          ========     ==============

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

THE MILLBURN WORLD RESOURCE TRUST                                         PAGE 7
Statement of Trust Capital
For the six months ended June 30, 2003 (UNAUDITED)

                                        Unit         Managing
                                      Holders          Owner         Total
                                   -------------    ----------   -------------
Trust Capital at December 31, 2002
 (17,431.417 Units)                $ 20,303,891     $ 576,320    $ 20,880,211
Addition of 14.245 Units                      -             -               -
Redemption of (1,285.525) Units      (1,626,898)            -      (1,626,898)
Net Income (Loss)                     1,134,330        56,170       1,190,500
                                   -------------    ----------   -------------
Trust Capital at June 30,         $  19,811,323     $ 632,490    $ 20,443,813
 2003, (16,160.137 Units)          =============    ==========   =============
Net Asset Value per Unit
 at June 30, 2003                 $    1,225.94
                                   =============

Statement of Trust Capital
For the six months ended June 30, 2002 (UNAUDITED)

                                        Unit         Managing
                                      Holders          Owner         Total
                                   -------------    ----------   -------------
Trust Capital at December 31, 2001
 (24,866.853 Units)                $ 24,822,541     $ 900,516    $ 25,723,057
Addition of 299.662 Units               279,812             -         279,812
Redemption of (4,096.480) Units      (4,059,355)     (500,000)     (4,559,355)
Net Income (Loss)                     1,567,244    $  108,635       1,675,879
                                    ------------    ----------   -------------
Trust Capital at June 30,         $  22,610,242     $ 509,151    $ 23,119,393
 2002, (21,070.035 Units)          =============    ==========   =============
Net Asset Value per Unit
 at June 30, 2002                $     1,073.10
                                   =============

See accompanying notes

THE MILLBURN WORLD RESOURCE TRUST                                         PAGE 8

Financial Highlights Per Unit Operating Performance for the three months ended June 30, 2003 and 2002 (unaudited) were as follows:

                                          2003          2002
                                      ------------  ------------
Net income (loss) from operations:
   Net investment loss                $    (25.23)    $  (18.59)
Net realized and unrealized gains
 (losses) on trading of futures and
 forward contracts                          69.63        116.64
Net gains (losses) from U.S.
 Treasury obligations                        0.09          0.29
                                      ------------  ------------
      Net income (loss) per unit            44.49         98.34

Net asset value per Unit,
 beginning of period                     1,181.45        974.76
                                      ------------  ------------
Net asset value per Unit,
 end of Period                        $  1,225.94   $  1,073.10
                                      ============  ============
See accompanying notes

Total return and ratios for the three months ended June 30, 2003 (UNAUDITED):

  Total return:                                        3.77%
  Ratio of expenses to average net assets:             9.38%  (annualized)
  Ratio of net investment loss to average net assets: (8.16)% (annualized)

Total return and ratios for the three months ended June 30, 2002 (UNAUDITED):

  Total return:                                       10.09%
  Ratio of expenses to average net assets:             9.52%  (annualized)
  Ratio of net investment loss to average net assets: (1.85)% (annualized)


See accompanying notes

THE MILLBURN WORLD RESOURCE TRUST                                         PAGE 9

Financial Highlights Per Unit Operating Performance for the six months ended June 30, 2003 and 2002 (unaudited) were as follows:

                                          2003          2002
                                      ------------  ------------
Net income (loss) from operations:
   Net investment loss                $    (49.49)    $  (35.05)
Net realized and unrealized gains
 (losses) on trading of futures and
 forward contracts                         110.78        113.23
Net gains (losses) from U.S.
 Treasury obligations                       (0.14)        (3.30)
                                      ------------  ------------
      Net income (loss) per unit            61.15         74.88

Net asset value per Unit,
 beginning of period                     1,164.79        998.22
                                      ------------  ------------
Net asset value per Unit,
 end of Period                        $  1,225.94   $  1,073.10
                                      ============  ============
See accompanying notes

Total return and ratios for the six months ended June 30, 2003 (UNAUDITED):

  Total return:                                        5.25%
  Ratio of expenses to average net assets:             9.37%  (annualized)
  Ratio of net investment loss to average net assets: (7.96)% (annualized)

Total return and ratios for the six months ended June 30, 2002 (UNAUDITED):

  Total return:                                        7.50%
  Ratio of expenses to average net assets:             9.43%  (annualized)
  Ratio of net investment loss to average net assets: (3.52)% (annualized)


See accompanying notes

THE MILLBURN WORLD RESOURCE TRUST                                        PAGE 10
NOTES TO FINANCIAL STATEMENTS

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Trust's financial condition at June 30, 2003 (unaudited) and December 31, 2002 and the results of its operations for the three and six month periods ended June 30, 2003 and 2002 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002. The
December 31, 2002 information has been derived from the audited financial statements as of December 31, 2002.

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

The Trust's assets are generally held as cash or cash equivalents which are used to margin or collateralize the Trust's futures and forward positions and

THE MILLBURN WORLD RESOURCE TRUST                                        PAGE 11

are withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to daily price fluctuation limits, which are inherent in the Trust's futures and forward trading, the Trust's assets are highly liquid and are expected to remain so. During its operations through the three and six month period ending June 30, 2003, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

RESULTS OF OPERATIONS

                          30-Jun-03      31-Mar-03
                        -------------  -------------
        Ending Equity   $ 20,443,813   $ 20,378,863

Due to the nature of commodity trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

January 1, 2003 to June 30, 2003
--------------------------------

April 1, 2003 to June 30, 2003

The Trust's net assets increased 0.32% in the second quarter of 2003. This increase was attributable to net income from operations of $804,220, which was partially offset by redemptions of $739,270.

Brokerage commissions are calculated on the net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage commissions for the three months ended June 30, 2003 decreased by $43,990 relative to the corresponding period in 2002.

The Trust's NAV per unit increased 3.77% during the second quarter, as profits in the April-May period outweighed losses in June. Trading of interest rate futures, currency forwards and equity futures, was profitable, while trading of non-financial futures (energy, metals, and agricultural commodities) produced losses.

Medium-term and long-term interest rates in Europe, the U.S. and Japan resumed their decline during April and May. Hence, long positions in 5-year, 10-year and 30-year interest rate futures contracts for U.S., European and Japanese instruments were very profitable. By mid-June, however, amid signs of nascent growth, interest rates started to rise significantly and there were some losses sustained on these same positions, which were subsequently reversed to short futures contract positions.

A similar pattern of profits in April and May followed by losses in June was exhibited in the currency sector. Short U.S. dollar positions against the euro, other European currencies, the Australian, New Zealand and Singapore dollars, and the South African rand produced sizable gains early in the quarter. Later, however, as the U.S. dollar rebounded against the European bloc of currencies, there were losses on many of these short foreign dollar positions, although the

THE MILLBURN WORLD RESOURCE TRUST                                        PAGE 12

short dollar positions versus the Aussie, New Zealand, South African and Singaporean currencies were still fractionally profitable. Meanwhile, the dollar/yen exchange rate was quite volatile and losses were registered on both long and short dollar positions throughout the quarter. Finally, long euro positions vis-a-vis the yen, Norwegian krone, and pound sterling, and a long sterling position relative to the yen were profitable.

Trading of stock index futures was fractionally positive. Long positions in German, Japanese, and the Nasdaq stock indices were profitable, while a short S&P index trade was somewhat unprofitable.

An up-trend in natural gas reversed and spike sharply downward in June, resulting in a marked loss on a long position. Trading elsewhere in the energy sector had a slight negative impact on performance.

In the agricultural sector, corn futures prices were quite volatile and, hence, losses were experienced on both long and short positions. Trading of other soft and agricultural commodities was slightly negative for performance.

Long gold and copper positions generated a small quarterly loss.

January 1, 2003 to March 31, 2003

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

THE MILLBURN WORLD RESOURCE TRUST                                        PAGE 13

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

January 1, 2002 to June 30, 2002
--------------------------------

April 1, 2002 to June 30, 2002

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

January 1, 2002 to March 31, 2002

THE MILLBURN WORLD RESOURCE TRUST                                        PAGE 14

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

Long dollar positions against the other major currencies were very profitable at the start of 2002. As the quarter advanced, however, the US dollar reversed direction and then settled into volatile ranges compared to most other currencies. Consequently, dollar currency trading produced losses during the last two months of the quarter that far outdistanced the earlier gains. At the same time, non-dollar cross rate trading generated fractional losses in each month of the quarter.

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

THE MILLBURN WORLD RESOURCE TRUST                                        PAGE 15

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

THE MILLBURN WORLD RESOURCE TRUST                                        PAGE 16

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

The following exhibits are included herewith:

31.01 Rule 13(a)-14(a)/15(d)-14(a) Certification of Co-Chief Executive Officer
31.02 Rule 13(a)-14(a)/15(d)-14(a) Certification of Co-Chief Executive Officer
31.03 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.01 Section 1350 Certification of Co-Chief Executive Officer
32.02 Section 1350 Certification of Co-Chief Executive Officer
32.03 Section 1350 Certification of Chief Financial Officer

        (b) Reports on Form 8-K - None

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 14th day of August, 2003.

THE MILLBURN WORLD RESOURCE TRUST, L.P.                               PAGE 17

   By:  Millburn Ridgefield Corporation,
        Managing Owner
Date: August 14, 2003
                             /s/Tod A. Tanis
                                Tod A. Tanis
                                Vice-President
                                (principal accounting officer)

EXHIBIT 31.01 RULE 13(a)-14(a)/15(d)-14(a)
CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER

I, George E. Crapple, Co-Chief Executive Officer of Millburn Ridgefield Corporation, the Managing Owner of The Millburn World Resource Trust (the "Trust"), certify that:

I have reviewed this quarterly report on Form 10-Q of The Millburn World Resource Trust;

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and trust capital of the Trust as of, and for, the periods presented in this report;

The Trust's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13(a)-15(f) and 15d-15(f)) for the Trust and have:

  (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Trust, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  (c) evaluated the effectiveness of the Trust's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  (d) disclosed in this report any change in the Trust's internal control over financial reporting that occurred during the Trust's most recent fiscal quarter (the Trust's fourth fiscal quarter in the case of an annual

THE MILLBURN WORLD RESOURCE TRUST, L.P.                               PAGE 18

report) that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting; and

The Trust's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Trust's auditors and the audit committee of the Trust's board of directors
 (or persons performing the equivalent functions):

  (a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Trust's ability to record, process, summarize and report financial information; and

  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Trust's internal control over financial reporting.

By:  /s/ George E. Crapple


__________________________________
George E. Crapple
Co-Chief Executive Officer
August 14, 2003

EXHIBIT 31.02 RULE 13(a)-14(a)/15(d)-14(a)
CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER

I, Harvey Beker, Co-Chief Executive Officer of Millburn Ridgefield Corporation, the Managing Owner of The Millburn World Resource Trust (the "Trust"), certify that:

I have reviewed this quarterly report on Form 10-Q of The Millburn World Resource Trust;

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and trust capital of the Trust as of, and for, the periods presented in this report;

The Trust's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13(a)-15(f) and 15d-15(f)) for the Trust and have:

  (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to

THE MILLBURN WORLD RESOURCE TRUST                                        PAGE 19

ensure that material information relating to the Trust, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  (c) evaluated the effectiveness of the Trust's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  (d) disclosed in this report any change in the Trust's internal control over financial reporting that occurred during the Trust's most recent fiscal quarter (the Trust's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting; and

The Trust's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Trust's auditors and the audit committee of the Trust's board of directors (or persons performing the equivalent functions):
  (a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Trust's ability to record, process, summarize and report financial information; and

  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Trust's internal control over financial reporting.

By:  /s/ Harvey Beker


__________________________________
Harvey Beker
Co-Chief Executive Officer
August 14, 2003

EXHIBIT 31.03 RULE 13(a)-14(a)/15(d)-14(a)
CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Gregg Buckbinder, Chief Financial Officer of Millburn Ridgefield Corporation, the Managing Owner of The Millburn World Resource Trust (the "Trust"), certify that:

I have reviewed this quarterly report on Form 10-Q of The Millburn World Resource Trust;

Based on my knowledge, this report does not contain any untrue

THE MILLBURN WORLD RESOURCE TRUST                                     PAGE 20

statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and trust capital of the Trust as of, and for, the periods presented in this report;

The Trust's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13(a)-15(f) and 15d-15(f)) for the Trust and have:

  (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Trust, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  (c) evaluated the effectiveness of the Trust's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  (d) disclosed in this report any change in the Trust's internal control over financial reporting that occurred during the Trust's most recent fiscal quarter (the Trust's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting; and

The Trust's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Trust's auditors and the audit committee of the Trust's board of directors (or persons performing the equivalent functions):

  (a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Trust's ability to record, process, summarize and report financial information; and

  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Trust's internal control over financial reporting.

By:  /s/ Gregg Buckbinder

THE MILLBURN WORLD RESOURCE TRUST                                     PAGE 21

__________________________________
Gregg Buckbinder
Chief Financial Officer
August 14, 2003

Exhibit 32.01
CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

I, Harvey Beker, the Co-Chief Executive Officer of Millburn Ridgefield Corporation, the Managing Owner of The Millburn World Resource Trust (the "Trust"), certify that (i) the Quarterly Report of the Trust on Form
10-Q for the period ending June 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.


Date:
August 14, 2003

  /s/
 Harvey Beker
 -------------------------
 Harvey Beker
 Co-Chief Executive Officer



Exhibit 32.02
CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

I, Harvey Beker, the Co-Chief Executive Officer of Millburn Ridgefield Corporation, the Managing Owner of The Millburn World Resource Trust (the "Trust"), certify that (i) the Quarterly Report of the Trust on Form
10-Q for the period ending June 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.

Date:
August 14, 2003

  /s/
 Harvey Beker
 -------------------------
 Harvey Beker
 Co-Chief Executive Officer


Exhibit 32.03
CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

THE MILLBURN WORLD RESOURCE TRUST, L.P.                               PAGE 22

I, Gregg Buckbinder, the Chief Operating Officer and principal financial officer of Millburn Ridgefield Corporation, the Managing Owner of The Millburn World Resource Trust (the "Trust"), certify that (i) the Quarterly Report of the Trust on Form 10-Q for the period ending June 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.

Date:
August 14, 2003

/s/ Gregg Buckbinder

 -------------------------
 Gregg Buckbinder
 Chief Operating Officer