Form 10-Q
period 2003-09-30
MILLBURN WORLD RESOURCE TRUST
filed 2003-11-14
CIK 943487

FORM 10-Q
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the Quarterly Period Ended:  September 30, 2003
                                     or
           [ ]   Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


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

          Yes    [ ]                                      No    [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates: $19,587,619

THE MILLBURN WORLD RESOURCE TRUST                                         PAGE 1
INDEX

Part I - Financial Information
Financial Statements:                                                  Pages
   Statements of Financial Condition at
      September 30, 2003 (unaudited) and December 31, 2002                 1
   Statements of Operations for the Three Months Ended
      September 30, 2003 and 2002 (unaudited)                              3
   Statements of Operations for the Nine Months Ended
      September 30, 2003 and 2002 (unaudited)                              4
   Condensed Schedule of Investments at
      September 30, 2003 (unaudited) and December 31, 2002                 5
   Statements of Trust Capital for the Nine Months
      Ended September 30, 2003 and 2002 (unaudited)                        7
   Financial Highlights for the Three Months Ended
      September 30, 2003 and 2002 (unaudited)                              8
   Financial Highlights for the Nine Months Ended
      September 30, 2003 and 2002 (unaudited)                              9
Notes to Financial Statements (unaudited)                                 10
Part II - Other Information                                               16

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
THE MILLBURN WORLD RESOURCE TRUST
Statements of Financial Condition

                                              Sep. 30, 2003      Dec. 31, 2002
                                                        (UNAUDITED)
Assets                                        -------------      -------------
Equity in trading accounts:
Due from brokers                              $   265,413       $     460,554
Cash denominated in foreign currencies
 (cost $246,458 and $17,237 at September 30, 2003
 and December 31, 2002)                           233,984              17,325
Investments in U.S. Treasury notes - at
 market value (amortized cost $7,986,901 and
 $4,036,134 at September 30, 2003 and
 December 31, 2002)                              7,961,981          4,039,643
Unrealized appreciation on open contracts          953,972          1,948,618
Unrealized depreciation on open contracts         (147,203)          (600,157)
                                              -------------      -------------
Total equity in trading accounts                 9,268,147          5,865,983

Investments in U.S. Treasury notes - at
 market value (amortized cost $10,829,610 and
 $14,873,155 at September 30, 2003 and
 December 31, 2002)                             10,856,134         14,886,085
Cash and cash equivalents                          235,440            364,855
Due from Unitholder                                      -             23,383
Accrued interest receivable                        196,269            240,922

THE MILLBURN WORLD RESOURCE TRUST                                         PAGE 2
Statements of Financial Condition (continued)

                                              Sep. 30, 2003      Dec. 31, 2002
                                               (UNAUDITED)
                                              -------------      -------------
Total assets                                  $ 20,555,990       $ 21,381,228
                                              =============      =============
Liabilities & Trust Capital:

Due to brokers                                $         -        $     77,011
Accrued expenses                                    24,659             46,000
Redemptions payable to Unitholders                 163,626            239,250
Accrued brokerage commissions                      130,762            138,756
                                              -------------      -------------
Total liabilities                                  319,047            501,017

Trust Capital:
   Managing Owner interest                         649,324            576,320
   Unitholders (15,896.448 and 17,431.417
    units of beneficial interest outstanding
    at September 30, 2003 and December 31, 2002
    respectively)                               19,587,619         20,303,891
                                              -------------      -------------
Total trust capital                             20,236,943         20,880,211
                                              -------------      -------------
Total liabilities and trust capital           $ 20,555,990       $ 21,381,228
                                              =============      =============

Net asset value per unit                      $   1,232.20       $   1,164.79
                                              =============      =============

See accompanying notes

THE MILLBURN WORLD RESOURCE TRUST                                         PAGE 3

Statements of Operations
For the three months ended September 30, 2003 and 2002 (UNAUDITED)

                                                Sep 30, 2003     Sep 30, 2002
                                                ------------     ------------
Investment income:
   Interest income                              $    54,692      $    99,412
                                                ------------     ------------
Expenses
   Administrative expenses                           25,755           22,164
   Brokerage commissions                            449,052          542,159
                                                ------------     ------------
      Total expenses                                474,807          564,323
                                                ------------     ------------
      Net investment loss                          (420,115)        (464,911)

Net realized and unrealized gains (losses)
      Net realized gains (losses) on
       closed positions:
         Futures and forward contracts             (442,464)       5,847,079
      Net change in unrealized appreciation
       (depreciation):
         Futures and forward contracts              986,007       (1,771,947)
         Foreign exchange translation                19,691            6,673
      Net gains (losses) from U.S. Treasury notes
       Net change in unrealized appreciation
           (depreciation)                           (12,275)           1,282
      Total net realized and unrealized         ------------     ------------
          gains (losses)                            550,959        4,083,087
                                                ------------     ------------
         Net income (loss)                      $   130,844     $  3,618,176
                                                ------------     ------------
         Net income (loss) per unit of
          beneficial interest                   $      6.26     $     171.80
                                                ------------     ------------

See accompanying notes

THE MILLBURN WORLD RESOURCE TRUST                                         PAGE 4
Statements of Operations
For the nine months ended September 30, 2003 and 2002 (UNAUDITED)

                                                Sep 30, 2003     Sep 30, 2002
                                                ------------     ------------
Investment income:
   Interest income                              $   207,376      $   381,874
                                                ------------     ------------
Expenses
   Administrative expenses                           77,178           66,487
   Brokerage commissions                          1,386,626        1,584,854
                                                ------------     ------------
      Total expenses                              1,463,804        1,651,341
                                                ------------     ------------
      Net investment loss                        (1,256,428)      (1,269,467)

Net realized and unrealized gains (losses)
      Net realized gains (losses) on
       closed positions:
         Futures and forward contracts            3,139,468        5,981,154
      Net change in unrealized appreciation
       (depreciation):
         Futures and forward contracts             (541,692)         650,588
         Foreign exchange translation                (5,169)           8,665
      Net gains (losses) from U.S. Treasury notes
       Net change in unrealized appreciation
           (depreciation)                           (14,835)         (76,884)
      Total net realized and unrealized         ------------     ------------
          gains (losses)                          2,577,772        6,563,523
                                                ------------     ------------
         Net income (loss)                      $ 1,321,344     $  5,294,056
                                                ------------     ------------
         Net income (loss) per unit of
          beneficial interest                   $     67.41     $     246.68
                                                ------------     ------------



See accompanying notes

THE MILLBURN WORLD RESOURCE TRUST                                         PAGE 5
Condensed Schedule of Investments at September 30, 2003 (UNAUDITED)

                                    Net Unrealized
                                    Appreciation/
                                    (Depreciation)    Net Unrealized
                                  as a percentage of  Appreciation/
  Futures and Forward Contracts     Trust Capital     (Depreciation)
  -----------------------------   ------------------  ---------------
   Futures contracts purchased
      Interest rates                      1.03%       $     207,787
      Metals                              1.26%             256,255
      Softs                               0.14%              28,065
        Stock indices                   (0.49)%             (99,823)
                                         ------       ---------------
   Total futures contracts purchased      1.94%             392,284

   Futures contracts sold
      Energies                           (1.17)%           (237,934)
      Grains                               0.19%             38,825
      Interest rates                     (0.16)%            (31,397)
        Softs                             0.00%                 543
        Stock indices                     0.16%              31,749
                                         -------      ---------------
   Total futures contracts sold          (0.98)%           (198,214)
                                         -------      ---------------
         Total investment in futures
          contracts                       0.96%             194,070
                                         -------      ---------------
   Total currency forward contracts
      purchased                           3.83%             775,886

   Total currency forward contracts
      sold                               (0.81)%           (163,187)
                                        -------      ---------------
      Total investment in forward
      contracts                           3.02%             612,699
                                        -------      ---------------
   Total investments in futures and
   forward contracts                      3.98%        $    806,769
                                         =======      ===============

                                                    Value as a
                                                    % of Trust
Face Amount Investments in U.S. Treasury notes        Capital        Value
----------- --------------------------------------- ------------ -------------
            Government - United States
$6,100,000  U.S. Treasury notes, 2.750%, 10/31/2003    30.18%     $ 6,107,625
 6,350,000  U.S. Treasury notes, 4.750%, 02/15/2004    31.81%       6,437,312
 6,190,000  U.S. Treasury notes, 3.375%, 04/30/2004    31.00%       6,273,178
                                                      -------    ------------
Total investments in U.S. Treasury
     notes (amortized cost $18,816,511)                92.99%    $ 18,818,115

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
                                          ========     ==============

                                                    Value as a
                                                    % of Trust
Face Amount Investments in U.S. Treasury notes        Capital        Value
----------- --------------------------------------  ------------ -------------
            Government - United States
$5,910,000  U.S. Treasury notes, 4.625%, 2/28/2003     28.45%     $ 5,941,397
 6,420,000  U.S. Treasury notes, 4.000%, 4/30/2003     31.03%       6,478,181
 6,410,000  U.S. Treasury notes, 3.875%, 7/31/2003     31.16%       6,506,150
                                                      -------    -------------
             Total investments in U.S. Treasury
                  notes (amortized cost $18,909,289)   90.64%     $18,925,728

THE MILLBURN WORLD RESOURCE TRUST                                         PAGE 7
Statement of Trust Capital
For the nine months ended September 30, 2003 (UNAUDITED)

                                        Unit         Managing
                                      Holders          Owner         Total
                                   -------------    ----------   -------------
Trust Capital at December 31, 2002
 (17,431.417 Units)                $ 20,303,891     $ 576,320    $ 20,880,211
Addition of 21.324 Units                      -             -               -
Redemption of (1,556.293) Units      (1,964,612)            -      (1,964,612)
Net Income (Loss)                     1,248,340        73,004       1,321,344
                                   -------------    ----------   -------------
Trust Capital at September 30,     $ 19,587,619     $ 649,324    $ 20,236,943
 2003, (15,896.448 Units)          =============    ==========   =============
Net Asset Value per Unit
 at September 30, 2003             $  1,232.20
                                   =============

Statement of Trust Capital
For the nine months ended September 30, 2002 (UNAUDITED)

                                        Unit         Managing
                                      Holders          Owner         Total
                                   -------------    ----------   -------------
Trust Capital at December 31, 2001
 (24,866.853 Units)                $ 24,822,541     $ 900,516    $ 25,723,057
Addition of 306.696 Units               279,812             -         279,812
Redemption of (6,062.083) Units      (6,401,762)     (500,000)     (6,901,762)
Net Income (Loss)                     5,091,298     $ 202,758       5,294,056
                                    ------------    ----------   -------------
Trust Capital at September 30,     $ 23,791,889     $ 603,274    $ 24,395,163
 2002, (19,111.466 Units)          =============    ==========   =============
Net Asset Value per Unit
 at September 30, 2002             $  1,244.90
                                   =============

See accompanying notes

THE MILLBURN WORLD RESOURCE TRUST                                         PAGE 8

Financial Highlights Per Unit Operating Performance for the three months ended September 30, 2003 and 2002 (unaudited) were as follows:

                                          2003          2002
                                      ------------  ------------
Net income (loss) from operations:
   Net investment loss                $    (26.11)    $  (23.19)
Net realized and unrealized gains
 (losses) on trading of futures and
 forward contracts                          33.11        195.09
Net gains (losses) from U.S.
 Treasury obligations                       (0.74)        (0.10)
                                      ------------  ------------
      Net income (loss) per unit             6.26        171.80

Net asset value per Unit,
 beginning of period                     1,225.94      1,073.10
                                      ------------  ------------
Net asset value per Unit,
 end of Period                        $  1,232.20   $  1,244.90
                                      ============  ============
See accompanying notes

Total return and ratios for the three months ended September 30, 2003
(UNAUDITED):

  Total return:                                        0.51%
  Ratio of expenses to average net assets:             9.38%  (annualized)
  Ratio of net investment loss to average net assets: (8.33)% (annualized)

Total return and ratios for the three months ended September 30, 2002
(UNAUDITED):

  Total return:                                       16.01%
  Ratio of expenses to average net assets:             9.60%  (annualized)
  Ratio of net investment loss to average net assets: (7.94)% (annualized)


See accompanying notes

THE MILLBURN WORLD RESOURCE TRUST                                         PAGE 9

Financial Highlights Per Unit Operating Performance for the nine months ended September 30, 2003 and 2002 (unaudited) were as follows:

                                          2003          2002
                                      ------------  ------------
Net income (loss) from operations:
   Net investment loss                $    (75.60)    $  (58.24)
Net realized and unrealized gains
 (losses) on trading of futures and
 forward contracts                         143.89        308.32
Net gains (losses) from U.S.
 Treasury obligations                       (0.88)        (3.40)
                                      ------------  ------------
      Net income (loss) per unit            67.41        246.68

Net asset value per Unit,
 beginning of period                     1,164.79        998.22
                                      ------------  ------------
Net asset value per Unit,
 end of Period                        $  1,232.20   $  1,244.90
                                      ============  ============
See accompanying notes

Total return and ratios for the nine months ended September 30, 2003
(UNAUDITED):

  Total return:                                        5.79%
  Ratio of expenses to average net assets:             9.38%  (annualized)
  Ratio of net investment loss to average net assets: (8.08)% (annualized)

Total return and ratios for the nine months ended September 30, 2002
(UNAUDITED):

  Total return:                                       24.71%
  Ratio of expenses to average net assets:             9.50%  (annualized)
  Ratio of net investment loss to average net assets: (7.36)% (annualized)


See accompanying notes

THE MILLBURN WORLD RESOURCE TRUST                                        PAGE 10
NOTES TO FINANCIAL STATEMENTS

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Trust's financial condition at September 30, 2003 (unaudited) and December 31, 2002 and the results of its operations for the three and nine month periods ended September 30, 2003 and 2002 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002. The December 31, 2002 information has been derived from the audited financial statements as of December 31, 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

The Trust does not intend to raise any additional capital as it has not, and does not intend to, register additional units for sale. The Trust does not engage in borrowing.

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

The Trust's assets are generally held as cash or cash equivalents which are used to margin or collateralize the Trust's futures and forward positions and

THE MILLBURN WORLD RESOURCE TRUST                                        PAGE 11

are withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to daily price fluctuation limits, which are inherent in the Trust's futures and forward trading, the Trust's assets are highly liquid and are expected to remain so. During its operations through the three and nine month period ending September 30, 2003, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

RESULTS OF OPERATIONS

                          30-Sep-03      30-Jun-03
                        -------------  -------------
        Ending Equity   $ 20,236,943   $ 20,443,813

Due to the nature of commodity trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

January 1, 2003 to September 30, 2003
--------------------------------

July 1, 2003 to September 30, 2003

The Trust's net assets decreased 1.01% in the third quarter of 2003. This decrease was attributable to redemptions of $337,713, which was partially offset by net income from operations of $130,843.

Brokerage commissions are calculated on the net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage commissions for the three months ended September 30, 2003 decreased by $93,107 relative to the corresponding period in 2002.

The Trust's NAV per unit was up 0.51% during the third quarter, as gains in July and August outweighed losses in September. Trading in currency forwards, and equity and metals futures were profitable, while trading in interest rate, energy, and agricultural futures produced losses.

The most significant currency event of the quarter was the September statement from the Group of Seven (G-7) finance chiefs that "more flexibility in exchange rates is desirable". The market took this as a rebuke of Asian central bank interventions designed to weaken their currencies in order to aid their exports and economic growth. The result was a sharp appreciation of Asian currencies, significant gains on long positions in the Japanese yen and Korean won. Long positions in the Australian dollar, New Zealand dollar and South African rand were also profitable for the quarter. Meanwhile, trading of the European currencies vis-a-vis the U.S. dollar was volatile and marginally unprofitable. On the other hand, non-dollar cross rate trading was characterized by non-directional volatility. Hence, losses, though small by individual position, were broadly based in euro and yen cross rate trading.

Global stock prices rose during July, August and in early September. As a result, long positions in the Hong Kong Hang Seng, Japanese Nikkei and Topix, German Dax and Nasdaq 100 indices were quite profitable. Following the G-7 statement, however, market participants were concerned that a weak dollar might derail European and Asian recoveries. Hence, some of the earlier gains were given back.

Long gold and copper positions netted to a quarterly gain.

Interest rate futures' trading was very volatile in the third quarter. Signs of accelerating growth in the U.S., and a lessening of the fear of worldwide deflation encouraged higher interest rates in July and much of August. Thereafter, however, concerns that positive economic prospects may have been overstated and that dollar weakness could adversely affect stocks, exports and growth worldwide caused rates to plunge sharply. Overall, interest rate trading was fractionally unprofitable during the July-September quarter, with short positions in U.S., European and Japanese interest rate futures profitable in July and August, and these same positions unprofitable in September. By the end of the quarter, the Trust had covered most of its short positions in interest rates and initiated partial long positions.

Energy prices were also volatile in the third quarter as concerns about OPEC output cuts, Iraqi production and inventory adjustments unsettled traders. Losses were experienced in trading crude oil, heating oil, London gas oil, and natural gas, while a long position in unleaded gasoline was slightly profitable.

Trading of soft and agricultural markets generated a fractional loss during the quarter.

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

The Trust's NAV per unit increased 3.77% during the second quarter, as profits in the April-May period outweighed losses in September. Trading of interest rate futures, currency forwards and equity futures, was profitable, while trading of non-financial futures (energy, metals, and agricultural commodities) produced losses.

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

January 1, 2002 to September 30, 2002
--------------------------------

July 1, 2002 to September 30, 2002

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

ITEM 4. CONTROLS AND PROCEDURES
Millburn Ridgefield Corporation, the Managing Owner of the Trust, with the participation of the Managing Owner's Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of this period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Managing Owner's internal controls with respect to the Trust or in other factors applicable to the Trust that could materially affect these controls subsequent to the date of their evaluation.

THE MILLBURN WORLD RESOURCE TRUST                                        PAGE 16

PART II. OTHER INFORMATION

ITEM I. Legal Proceedings - None
ITEM 2. Changes in Securities and Use of Proceeds - None
ITEM 3. Defaults Upon Senior Securities - None
ITEM 4. Submission of Matters to a Vote of Security Holders - None
ITEM 5. Other Information - None
ITEM 6. (a) Exhibits -

The following exhibits are incorporated by reference from Amendment No. 1 to the Registration Statement (File No. 33-90756) filed on September 27, 1995 on Form S-1 under the Securities Act of 1933.
3.02    Certificate of Trust of the Trust.
10.01   Form of Subscription Agreement and Power of Attorney.

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

        (b) Reports on Form 8-K - None

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 14th day of November, 2003.

THE MILLBURN WORLD RESOURCE TRUST, L.P.                                  PAGE 17

   By:  Millburn Ridgefield Corporation,
        Managing Owner
Date: November 14, 2003
                             /s/Tod A. Tanis
                                Tod A. Tanis
                                Vice-President
                                (principal accounting officer)

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

By:  /s/ George E. Crapple


__________________________________
George E. Crapple
Co-Chief Executive Officer
November 14, 2003

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

By:  /s/ Harvey Beker


__________________________________
Harvey Beker
Co-Chief Executive Officer
November 14, 2003

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

__________________________________
Gregg Buckbinder
Chief Financial Officer
November 14, 2003

Exhibit 32.01

CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

I, Harvey Beker, the Co-Chief Executive Officer of Millburn Ridgefield Corporation, the Managing Owner of The Millburn World Resource Trust (the "Trust"), certify that (i) the Quarterly Report of the Trust on Form
10-Q for the period ending September 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.


Date:
November 14, 2003

  /s/
 Harvey Beker
 -------------------------
 Harvey Beker
 Co-Chief Executive Officer



Exhibit 32.02
CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

I, George E. Crapple, the Co-Chief Executive Officer of Millburn Ridgefield Corporation, the Managing Owner of The Millburn World Resource Trust (the "Trust"), certify that (i) the Quarterly Report of the Trust on Form 10-Q for the period ending September 30, 2003 fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.

Date:
November 14, 2003

  /s/
 George E. Crapple
 -------------------------
 George E. Crapple
 Co-Chief Executive Officer


Exhibit 32.03
CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

THE MILLBURN WORLD RESOURCE TRUST, L.P.                               PAGE 22

I, Gregg Buckbinder, the Chief Operating Officer and principal financial officer of Millburn Ridgefield Corporation, the Managing Owner of The
Millburn World Resource Trust (the "Trust"), certify that (i) the Quarterly Report of the Trust on Form 10-Q for the period ending September 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.

Date:
November 14, 2003

/s/ Gregg Buckbinder

 -------------------------
 Gregg Buckbinder
 Chief Operating Officer