Form 10-K
period 2003-12-31
MILLBURN WORLD RESOURCE TRUST
filed 2004-03-30
CIK 943487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (defined in Rule 12b of the Act).

Yes ☐	No ☒

Registrant’s Units of Beneficial Interest are not traded on any market and, accordingly, have no aggregate market value.  The net asset value of the Units of Beneficial Interest as of June 30, 2003 held by non-affiliates was $19,811,323.

Documents Incorporated by Reference

Registrant’s Financial Statements for the Years ended December 31, 2003, 2002 and 2001 with Report of Independent Auditors, the annual report to security holders for the fiscal year ended December 31, 2003, is incorporated by reference into Part II item 8 and Part IV hereof and filed as an exhibit herewith.

PART I

Item 1.   Business

(a)   General development of business

The Millburn World Resource Trust (the “Trust”) is a business trust organized June 7, 1995 pursuant to a Declaration of Trust and Trust Agreement (the “Trust Agreement”), under the Delaware Business Trust Act.  Between July 12, 1995 and September 11, 1995 (the “Initial Offering”), units of beneficial interest in the Trust (the “Units”) were publicly offered at an initial price of $1,000 per Unit.  The proceeds of the Initial Offering and interest thereon were held in escrow until September 13, 1995 at which time an aggregate of $15,141,664 was turned over to the Trust and the Trust commenced operations.  The Trust most recently offered Units during January 2002 and, as of December 31, 2003, Units were not being offered.  The offering is registered under the Securities Act of 1933, as amended, and a total of $150 million of Units have been registered.  UBS Financial Services Inc. (formerly known as UBS PaineWebber Inc.) acts as principal selling agent on a best efforts basis.  A total of $98,280,140 of Units have been sold to the public as of December 31, 2003.

The Trust engages in speculative trading in the futures, options and forward markets.

Millburn Ridgefield Corporation (the “Managing Owner”), a Delaware corporation, is the managing owner and the commodity trading advisor for the Trust.  The Managing Owner invested $400 in the Trust as an initial capital contribution to the Trust and $155,005 in the Trust at the outset of trading and subsequently has contributed an additional $417,000 and redeemed $500,000 as of December 31, 2003.  After reflecting a net gain of $29,201 and profit share of $0, this investment totaled $605,521 as of December 31, 2003.

(b)   Financial information about industry segments

The Trust’s business constitutes only one segment, i.e., a speculative commodity pool.  The Trust does not engage in sales of goods and services.  Financial information regarding the Trust’s business is set forth in Item 6 “Selected Financial Data” and in the Trust’s Financial Statements included as exhibit 13.01 to this report.

(c)   Narrative description of business

The Trust engages in the speculative trading of futures, options on futures and forward contracts.  The Trust’s sole trading advisor is the Managing Owner.  The Managing Owner trades the Trust’s assets, pursuant to its World Resource Portfolio, in the agricultural, metals, energy, interest rate and stock indices futures and futures options markets and in the currency markets, trading primarily forward contracts in the interbank market.  The objective of the Managing Owner’s trading method is to participate in all major sustained price moves in the markets traded.  The Managing Owner regards its approach as long-term in nature.  The Managing Owner makes trading decisions pursuant to its trading method, which includes technical trend analysis, certain non-trend-following technical systems, and the money management principles described below, which may be revised from time to time.

The first step in the trading methodology is developing intermediate- to long-term trading systems which generate buy or sell decisions in a particular market based on the direction of the price trend in the market.  Over the last 30 years, the Managing Owner has developed hundreds of trading systems.  These ‘heritage’ systems are augmented from time to time with the results of research.  The Managing Owner tests the full range of the systems in each market against five, ten or fifteen years of historical data to simulate the results the system would have achieved in the markets had the system been used to make trading decisions during the simulation period.  It then calculates (i) the profitability of the systems and (ii) a number of statistics designed to identify high quality profits such as (a) the percentage of profitable trades, (b) the worst losses experienced, (c) the average giveback of maximum profits on profitable trades and (d) Sharpe ratio (risk-adjusted returns).

Because there are hundreds of systems in the Managing Owner’s heritage universe, there are billions of potential combinations of systems for each market.  The Managing Owner’s System Selection Algorithm simulates these potential combinations and searches for both an optimal number and combination of systems in each market.

The number of systems ranges from 5 to 8, and the combination selected will maximize Sharpe ratio, a risk-adjusted measure of returns, subject to minimum levels of diversification among systems in the group.

The Managing Owner’s Portfolio Allocation Algorithm was designed to select a portfolio with what the Managing Owner believes to be ‘optimal’ risk/reward statistics — Sharpe ratio, volatility and drawdown.  It is designed to dynamically shift the portfolio risk allocations into the markets and sectors which offer the best potential for profit.  There are currently over 30 markets included in the Portfolio Allocation Algorithm universe for potential allocation — markets deemed ‘tradable’.  Using return streams for each market (generated by the system combination selected by the System Selection Algorithm), the Portfolio Allocation Algorithm simulates approximately 1 billion potential combinations of risk allocations.  Each market and sector in the universe is constrained to a maximum allocation based on real-world considerations.  In any single market, the constraints are based primarily on liquidity and market access.  Sectors are constrained largely by externally imposed portfolio considerations, such as would occur in a ‘financial only’, a ‘currency only’ or a ‘commodity oriented’ portfolio.  No minimum allocation is specified, so markets can (and do) have allocations of zero.  The Portfolio Allocation Algorithm reallocates the portfolio when called-for changes exceed certain thresholds.  Its proposed allocations are reviewed by the Managing Owner’s Asset Allocation Committee and the Committee may make adjustments in such allocations using its judgment and experience.

Risk is a function of both price level and price volatility.  In attempting to assess market volatility as a means of monitoring and evaluating risk, the Managing Owner uses its volatility overlay as a part of individual market risk management.  This system is designed to measure the risk in the portfolio’s position in a market and signals a decrease in position size when risk increases and an increase in position size when risk decreases.  In addition to the volatility overlay, the Managing Owner’s risk management focuses on money management principles applicable to the portfolio as a whole rather than to individual markets, and control of leverage and portfolio size.  There are, however, no restrictions on the amount of leverage the Managing Owner may use at any given time.

Pursuant to the Trust’s Declaration of Trust and Trust Agreement (the “Trust Agreement”), the Managing Owner receives a flat-rate monthly brokerage fee equal to 0.75 of 1% of the month-end Net Assets (a 9.0% annual rate).  The Managing Owner retains the right to charge less than the annual brokerage rate of 9% to those subscribers who either invest $1,000,000 or more in the Units or subscribe without incurring the selling commission paid by the Managing Owner.  These reductions have no effect on other investors.  The Managing Owner also receives a profit share equal to 17.5% of any new trading profit as defined in the Trust Agreement, determined as of the end of each calendar quarter.  The quarterly profit share is calculated net of brokerage fees and administrative expenses and excluding interest income.

Prudential Financial Derivatives LLC (formerly Prudential Securities Incorporated) and UBS Financial Services Inc. (the “Brokers”) act as the primary futures brokers for the Trust.  The Trust also executes futures trades with Deutsche Bank Securities, Inc. and Merrill Lynch, Pierce, Fenner & Smith Inc.  The Trust executes currency forward trades with Prudential Financial Derivatives LLC (formerly Prudential Securities Incorporated), Merrill Lynch, Pierce, Fenner & Smith Inc. and Morgan Stanley, Inc.  The Trust pays “bid ask” spreads on its forward trades, as such spreads are incorporated into the pricing of forward contracts.  The Managing Owner monitors the Trust’s trades to ensure that the prices it receives are competitive.

The Trust’s organizational and initial offering costs, $600,000, were advanced by the Managing Owner, for which it was reimbursed by the Trust in 24 equal monthly installments.  The reimbursement of these costs was completed in the year ended December 31, 1997.  The Trust pays its administrative expenses, including offering costs, and any extraordinary expenses which it may incur.  The Managing Owner pays all the routine costs of executing and clearing the Trust’s trades and all compensation due to the selling agents.

The Trust is open-ended and may offer Units at net asset value as of the first day of each month, although it is not currently doing so.  Unitholders may redeem any or all of their Units upon 10 business days’ written notice to the Managing Owner at their net asset value as of the last day of any month.  Units redeemed on or prior to the end of the first and second successive six-month periods after their sale will pay a redemption charge of 4% and 3%, respectively, of the net asset value at which they are redeemed (3% and 2%, respectively, in the case of subscriptions for $1,000,000 or more).  These redemption charges are paid to the Managing Owner.  Requests for redemption will be honored and payment will be made, except in the event of highly unusual market disruptions, within 15 business days of the effective date of redemption.

The Trust’s cash and Treasury instruments are used by the Trust to engage in its trading activities and as reserves to support that trading.  The Trust’s assets deposited with the Trust’s futures brokers as margin are maintained in “customer segregated funds accounts” or “foreign futures and foreign options secured amount accounts” and are held in cash, or U.S. Treasury instruments.  Trust assets not deposited as margin are maintained in bank or brokerage accounts and are held primarily in bank money market funds or U.S. Treasury instruments.

The Trust does not engage in lending (other than through permitted securities investments).  The Managing Owner does not anticipate making any distributions of Trust profits, if any.

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

(e)   Available information

The Trust files quarterly, annual and current reports with the Securities and Exchange Commission (“SEC”).  These reports are available to read and copy at the SEC’s Public Reference Facilities in Washington, D.C. at 450 Fifth Street, N.W., Washington, D.C. 20549.  Please call the SEC’s toll free number, 1-800-SEC-0330, for further information.  The Trust does not maintain a website where these reports are posted.  However, the Trust’s filings are posted on the SEC’s website at http://www.sec.gov.

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

Item 4.   Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.   Market for the Registrant’s Common Equity and Related Stockholder Matters

(a)   Market Information.

There is no trading market for the Units, and none is likely to develop.  Units may be redeemed upon 10 business days’ written notice to the Managing Owner at their net asset value as of the last day of any month, subject to certain early redemption charges.

(b)   Holders.

As of December 31, 2003, there were 807 holders of Units.

(c)   Dividends.

No distributions or dividends have been made on the Units, and the Managing Owner has no present intention to make any.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)   Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Registrant has made no sales of unregistered securities within the past three years.

Item 6.   Selected Financial Data

The following is a summary of operations for the fiscal years 2003, 2002, 2001, 2000 and 1999, and total assets of the Trust at December 31, 2003, 2002, 2001, 2000 and 1999.  The Trust commenced trading operations on September 13, 1995.

	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002	For the Year Ended December 31, 2001	For the Year Ended December 31, 2000	For the Year Ended December 31, 1999
Revenue:
Total net realized and unrealized gains (losses)*	$1,202,555	$5,309,031	$(2,138,120)	$1,021,419	$(3,483,405)
Interest income	253,838	469,289	1,467,711	2,037,153	3,026,673

Expenses:
Profit share	—	—	—	—	—
Administrative expenses	102,856	106,135	265,562	297,751	389,267
Brokerage Commissions	1,774,676	2,041,313	2,629,963	3,298,836	5,496,697

Net Income (loss)	$(421,139)	$3,630,872	$(3,565,934)	$(538,015)	$(6,342,696)

Total assets	$18,378,284	$21,381,228	$26,592,238	$36,609,165	$53,150,824
Total Unitholders’ capital	$17,388,934	$20,303,891	$24,822,541	$33,288,797	$49,635,958
Net asset value per Unit	$1,125.38	$1,164.79	$998.22	$1,135.68	$1,109.88
Increase in net asset value per Unit	$(39.41)	$166.57	$(137.46)	$25.80	$(124.50)

*From trading of futures and forward contracts, foreign exchange transactions and U.S. Treasury obligations

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

The financial instruments traded by the Trust contain varying degrees of off-balance sheet risk whereby changes in the market values of the futures and forward contracts underlying the financial instruments or the Trust’s satisfaction of the obligations may exceed the amount recognized in the statement of financial condition of the Trust.

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

Liquidity

The Trust’s assets are generally held as cash or cash equivalents which are used to margin the Trust’s futures positions and withdrawn, as necessary, to pay redemptions and expenses.  Other than potential market-imposed limitations on liquidity, due, for example, to daily price fluctuation limits, which are inherent in the Trust’s futures and forward trading, the Trust’s assets are highly liquid and are expected to remain so.  During its operations through December 31, 2003, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

The Trust records its transactions in futures and forward currency contracts, including related income and expenses, on a trade date basis.  Open futures contracts are valued at market value and open forward currency contracts are valued at fair value, which is based on pricing models that consider the time value of money and the current market and contractual prices of the underlying financial instruments.  Realized gains and losses and changes in unrealized appreciation and depreciation on futures and forward currency contracts are recognized in the periods in which the contracts are closed or the changes occur.  Based on the nature of the business and operations of the Trust, the Managing Owner believes that no assumptions relating to the application of critical accounting policies other than those currently used could reasonably affect reported amounts.

The Trust has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

The Trust does not enter into any contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.  The Trust’s sole business is trading futures and forward currency contracts, both long (contracts to buy) and short (contracts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contacts are for settlement within one year of the trade date and substantially all such contracts are held by the Trust for less than one year before being offset.  The Trust’s Financial Statements, included as Exhibit 13.01 to this report, present a Condensed Schedule of investments setting forth net unrealized appreciation (depreciation) of the Trust’s open future and forward currency contracts, both long and short, at December 31, 2003.

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

2003

During 2003, the Trust achieved net gains of $1,202,555 from trading operations (including foreign exchange transactions and translations).  Brokerage fees of $1,774,676 were paid or accrued.  The Trust paid no profit share.  Interest income of $253,838 partially offset the Trust’s expenses resulting in a net loss (inclusive of administrative expenses) of $421,139 and a 3.38% decrease in the Net Asset Value per Unit.  An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)

Interest Rate	0.04%
Currencies	4.84%
Stock Indices	2.32%
Metals	2.39%
Energy	(2.33)%
Grains	(2.37)%
Softs	(0.71)%

Total	4.18%

The Trust’s performance was quite volatile throughout the year 2003. Substantial gains registered in January and February were largely erased in March, when major long term price trends in currencies, energy and interest rates reversed abruptly as the Iraq invasion moved from rhetoric to reality, and as traders and investors rushed to square positions, moving to the sidelines at least temporarily. Then, in May, as the initial phase of the Iraqi conflict was reaching a quicker then expected resolution, concern about large U.S. budget and trade deficits, unfavorable U.S. interest rate differentials, and Treasury Secretary Snow’s apparent acquiescence to a weaker dollar, reignited a dollar selloff. At the same time, fears of deflation, and the Fed’s continued easy monetary policy, produced a renewed fall in interest rates.  These broad movements brought with them a sizable profit for the portfolio. However, after slightly favorable summer results, interest rate and energy markets succumbed to volatility without sustained trends. Therefore, losses in these two sectors outweighed gains from currency, stock index, and metals trading over the second half of 2003.

On a sector basis, currency trading was profitable for 2003. Long positions in the euro and commodity currencies (South African rand, Australian and New Zealand dollars) were quite profitable as the U.S. currency fell. On the other hand, trading of Far Eastern currencies (yen, Korean won, and the Singapore dollar) produced losses, since heavy Central Bank intervention throughout the region counterbalanced much of the downward pressure on the U.S. unit and led to erratic rate fluctuations.

Stock futures trading was profitable due to a general up move in equities worldwide. Long gold and copper positions were profitable, particularly later in the year, as flight to safety and a weak dollar boosted gold prices, and as a weak dollar and surging industrial demand pushed copper prices upward.

Energy prices were highly volatile during the year, particularly with the onset of hostilities in Iraq in March, and, hence energy trading generated losses in 2003.

Interest rate trading was very profitable during the first half of 2003 when rates worldwide were continuing to trend downward. However, when that trend reversed abruptly in mid-June and was followed by erratic non-directional range trading, offsetting losses were experienced, especially during the September – December period.  Lastly, trading of agricultural commodities produced losses throughout the year.

2002

During 2002, the Trust achieved net gains of $5,309,031 from trading operations (including foreign exchange transactions and translations).  Brokerage fees of $2,041,313 were paid or accrued.  The Trust paid no profit share.  Interest income of $469,289 partially offset the Trust’s expenses resulting in a net gain (inclusive of administrative expenses) of $3,630,872 and a 16.69% increase in the Net Asset Value per Unit.  An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)

Interest Rate	17.20%
Currencies	9.65%
Stock Indices	1.45%
Metals	(1.43)%
Energy	0.49%
Grains	0.59%
Softs	(4.11)%

Total	23.84%

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

2001

During 2001, the Trust suffered net losses of $2,138,120 from trading operations (including foreign exchange transactions and translations).  Brokerage fees of $2,629,963 were paid or accrued.  The Trust paid no profit share.  Interest income of $1,467,711 partially offset the Trust’s expenses resulting in a net loss (inclusive of administrative expenses) of $3,565,934 and a 12.10% decrease in the Net Asset Value per Unit.  An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)

Interest Rate	7.07%
Currencies	1.34%
Stock Indices	8.90%
Metals	0.75%
Energy	(20.58)%
Grains	(2.41)%
Softs	(2.54)%

Total	(7.47)%

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.   Financial Statements and Supplementary Data

Financial statements required by this item, including the report of Ernst & Young LLP, are included as Exhibit 13.01 to this report.  The report of PricewaterhouseCoopers LLP is incorporated herein by reference from the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and is filed as Exhibit 13.02 herewith.

The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2003 and 2002.  This information has not been audited.

	4th Quarter 2003	3rd Quarter 2003	2nd Quarter 2003	1st Quarter 2003
Income:	$46,462	$54,692	$64,532	88,152
Net Realized and Unrealized Gains (Losses)	(1,375,217)	550,959	1,223,776	803,037
Expenses:	413,728	474,807	484,088	504,909
Net Income (Loss):	(1,742,483)	130,844	804,220	386,280
Net Income (Loss) per Unit	(106.82)	6.26	44.49	16.66

	4th Quarter 2002	3rd Quarter 2002	2nd Quarter 2002	1st Quarter 2002
Income:	$87,416	$99,412	$120,527	161,934
Net Realized and Unrealized Gains (Losses)	(1,254,493)	4,803,087	2,652,556	(172,119)
Expenses:	496,107	564,323	524,473	562,545
Net Income (Loss):	(1,663,184)	3,618,176	2,248,610	(572,730)
Net Income (Loss) per Unit	(80.11)	171.80	98.34	(23.46)

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

Item 9A.   Controls and Procedures

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

The principals and senior officers of Millburn Ridgefield Corporation as of December 31, 2003 are as follows:

Harvey Beker, age 50.  Mr. Beker is Co-Chief Executive Officer and Co-Chairman of the Managing Owner and The Millburn Corporation, and a partner of ShareInVest Research L.P.  He received a Bachelor of Arts degree in economics from New York University in 1974 and a Master of Business Administration degree in finance from NYU in 1975.  From June 1975 to July 1977, Mr. Beker was employed by Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies.  From July 1977 to June 1978, Mr. Beker was a futures trader at Clayton Brokerage Co. of St. Louis.  Mr. Beker has been employed by The Millburn Corporation since June 1978.  During his tenure at the Managing Owner, he has been instrumental in the development of the research, trading and operations areas.  Mr. Beker became a principal of the firm in 1982.

George E. Crapple, age 59.  Mr. Crapple is Co-Chief Executive Officer and Co-Chairman of the Managing Owner and The Millburn Corporation and a partner of ShareInVest Research L.P.  In 1966 he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa.  In 1969 he graduated from Harvard Law School, magna cum laude, where he was a member of the Harvard Law Review.  He was a lawyer with Sidley & Austin, Chicago, Illinois, from 1969 until April 1, 1983, as a partner since 1975, specializing in commodities, securities, corporate and tax law.  He was first associated with the Managing Owner in 1976 and joined the Managing Owner on April 1, 1983 on a full-time basis.  Mr. Crapple is a Director, Member of the Executive Committee, Chairman of the Appeals Committee and a former Chairman of the Eastern Regional Business Conduct Committee of the NFA, past Chairman of the Managed Funds Association and a member of the Technology Advisory Committee of the CFTC.

Gregg Buckbinder, age 45.  Mr. Buckbinder is Senior Vice-President and Chief Operating Officer of the Managing Owner and The Millburn Corporation and a partner of ShareInVest Research L.P.  He graduated cum laude from Pace University in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988.  He joined the Managing Owner in January 1998 from Odyssey Partners, L.P. where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from mid-1990 through December 1997.  Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from 1985 to 1990 where he was First Vice President and Controller, and from 1983 to 1984 where he designed and implemented various operations and accounting systems.  He was with the public accounting firm of Ernst & Whinney from 1984 to 1985 as a manager in the tax department and from 1980 to 1983 as a senior auditor, with an emphasis on clients in the financial services business.  He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Mark B. Fitzsimmons, age 56.  Mr. Fitzsimmons is a Senior Vice-President of the Managing Owner and The Millburn Corporation and a partner of ShareInVest Research L.P.  His responsibilities include both marketing and investment strategy.  He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. in economics.  His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973.  He joined the Managing Owner in January 1990 from Morgan Stanley & Co. Incorporated where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm.  From 1977 to 1987 he was with Chemical Bank New York Corporation, first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice-President and Manager of Chemical’s Corporate Trading Group.  While at Chemical he also traded both foreign exchange and fixed income products.  From 1973 to 1977 Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department.

Barry Goodman, age 46.  Mr. Goodman is Executive Vice-President, Director of Trading and Co-Director of Research of the Managing Owner and The Millburn Corporation and a partner of ShareInVest Research L.P.  His responsibilities include overseeing the firm’s trading operation and managing its trading relationships, as well as the design and implementation of trading systems.  He graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics.  From 1980 through late 1982 he was a commodity trader for E. F. Hutton & Co., Inc.  At Hutton he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets.  He joined the Managing Owner in 1982 as Assistant Director of Trading.

Dennis B. Newton, age 52.  Mr. Newton is a Senior Vice-President of the Managing Owner and The Millburn Corporation.  His primary responsibilities are in administration and marketing.  Prior to joining the Managing Owner in September 1991, Mr. Newton was President of Phoenix Asset Management, Inc., a registered commodity pool operator from April 1990 to August 1991.  Prior to his employment with Phoenix, Mr. Newton was a Director of Managed Futures with Prudential-Bache Securities Inc. from September 1987 to March 1990.  Mr. Newton joined Prudential-Bache from Heinold Asset Management, Inc. where he was a member of the senior management team.  Heinold was a pioneer and one of the largest sponsors of funds utilizing futures and currency forward trading.

Grant N. Smith, age 52.  Mr. Smith is Executive Vice-President and Co-Director of Research of the Managing Owner and The Millburn Corporation and a partner of ShareInVest Research L.P.  He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm.  He received a B.S. degree from the Massachusetts Institute of Technology in 1974 and an M.S. degree from M.I.T. in 1975.  While at M.I.T. he held several teaching and research positions in the computer science field and participated in various projects relating to database management.  He joined the Managing Owner in 1975.

(c)   Identification of Certain Significant Employees

None.

(d)   Family Relationships

None.

(e)   Business Experience

See Item 10 (a,b) above.

(f)   Involvement in Certain Legal Proceedings

None.

(g)   Promoters and Control Persons

The Managing Owner is the sole promoter and control person of the Trust.

(h)   Audit Committee Financial Expert

The Trust has no employees, officers or directors.  The Trust is managed by the Managing Owner.  Gregg Buckbinder serves as the Managing Owner’s “audit committee financial expert.”  Mr. Buckbinder is not independent of the management of the Managing Owner.  The Managing Owner is a privately owned corporation managed by its shareholders.  It has no independent directors.

(i)   Code of Ethics

The Trust has no employees, officers or directors and is managed by the Managing Owner.  The Managing Owner has adopted an Executive Code of Ethics that applies to its principal executive officers, principal financial officer and principal accounting officer. A copy of this Executive Code of Ethics may be obtained at no charge by written request to Millburn Ridgefield Corporation, 411 West Putnam Avenue, Greenwich, Connecticut 06830 or by Calling 203-625-7554 (ask for Client Services).

Item 11.  Executive Compensation

The Trust has no directors or officers.  None of the directors or officers of the Managing Owner receive “other compensation” from the Trust.  The Managing Owner makes all trading decisions on behalf of the Trust.  The Managing Owner receives monthly brokerage commissions of 0.75 of 1% of the Net Assets (which is reduced to 0.58 of 1% of Net Assets for Unitholders who invest more than $1 million in the Trust) and a quarterly profit share of 17.5% of any new trading profit as defined in the Trust’s Trust Agreement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

The Trust knows of one person who owns beneficially more than 5% of the Units as follows:

Name and Address	Number of Units	Percentage of Units
Jane Newbern 1206 Baxter Rd. Bremen, Georgia	1,436.419	9.30%

All of the Trust’s managing owner interest is held by the Managing Owner.

(b)   Security Ownership of Management

Under the terms of the Trust Agreement, the Trust’s affairs are managed by the Managing Owner, which has discretionary authority over the Trust’s trading.  The Managing Owner’s managing owner interest was valued at $605,521 as of December 31, 2003, 3.37% of the Partnership’s total equity.

(c)   Changes in Control

None.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.   Certain Relationships and Related Transactions

See “Item 11.  Executive Compensation” and “Item 12.  Security Ownership of Certain Beneficial Owners and Management.”  The Trust allocated to the Managing Owner $1,774,676 in brokerage fees and $0 in profit share for the year ended December 31, 2003.  The Managing Owners’ managing owner interest showed an allocation of gain of $29,201 for the year ended December 31, 2003.  The Trust is prohibited from making any loans.

Item 14.   Principal Accountant Fees and Services

(1)           Audit Fees

The aggregate fees for professional services rendered by Ernst & Young LLP in connection with their audit of the Trust’s financial statements and reviews of the financial statements included in the quarterly reports on Form 10-Q and in connection with the statutory and regulatory filings for the years ended December 31, 2003 and December 31, 2002 were approximately $35,000 and $33,000, respectively

(2)           Audit-Related Fees

There were no fees for assurance and related services rendered by Ernst & Young LLP for the years ended December 31, 2003 and December 31, 2002.

(3)           Tax Fees

There were no fees for tax compliance, advice or planning services rendered by Ernst & Young LLP for the years ended December 31, 2003 and December 31, 2002.

(4)           All Other Fees

None.

(5)           Pre-Approval Policies

The board of directors of the Managing Owner pre-approves the engagement of the Trust’s auditor for all services to be provided by the auditor.

PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)   Financial Statements

The 2001 Report of Independent Accountants is incorporated herein by reference from the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and is filed as Exhibit 13.02 herewith.

The following are included with the 2003 Report of Independent Accountants, a copy of which is filed herewith as Exhibit 13.01.

Affirmation of Millburn Ridgefield Corporation
Report of Independent Auditors
Statements of Financial Condition at December 31, 2003 and 2002
Condensed Schedules of Investments at December 31, 2003 and 2002
Statements of Operations for the Years ended December 31, 2003, 2002 and 2001
Statements of Changes in Trust Capital for the Years ended December 31, 2003, 2002 and 2001
Statements of Financial Highlights for the Years ended December 31, 2003, 2002 and 2001
Notes to Financial Statements

(a)(2)   Financial Statement Schedules

All Schedules are omitted for the reason that they are not required or are not applicable because equivalent information has been included in the financial statements or the notes thereto.

(a)(3)   Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description
13.01	2003 Report of Independent Auditors
13.02	2001 Report of Independent Accountants
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Executive Officer
32.3	Section 1350 Certification of Principal Financial Officer

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

(b)   Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2004.

THE MILLBURN WORLD RESOURCE TRUST

By:	Millburn Ridgefield Corporation,
Managing Owner

By:	/s/ Harvey Beker
Harvey Beker
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing Owner of the Registrant in the capacities and on the date indicated.

Signature		Title with General Partner	Date

/s/	Harvey Beker	Co-Chief	March 26, 2004
	Harvey Beker	Executive Officer and Director
(Principal Executive Officer)

/s/	George E. Crapple	Co-Chief Executive	March 26, 2004
	George E. Crapple	Officer and Director
(Principal Executive Officer)

/s/	Gregg Buckbinder	Senior Vice President	March 26, 2004
	Gregg Buckbinder	(Principal Financial Officer)

/s/	Tod A. Tanis	Vice President	March 26, 2004
	Tod A. Tanis	(Principal Accounting Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

Millburn Ridgefield Corporation
Managing Owner of Registrant
March 26, 2004

By	/s/ Harvey Beker
Harvey Beker
Co-Chief Executive Officer

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description

13.01	2003 Report of Independent Auditors

13.02	2001 Report of Independent Accountants

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Executive Officer

32.3	Section 1350 Certification of Principal Financial Officer

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