Form 10-Q
period 2004-03-31
MILLBURN WORLD RESOURCE TRUST
filed 2004-05-14
CIK 943487

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

               For the Quarterly Period Ended:  March 31, 2004
                                     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


                         Commission File Number: 0-26932

                        THE MILLBURN WORLD RESOURCE TRUST
             (Exact name of registrant as specified in its charter)

                    Delaware                             06-6415583
         -------------------------------             --------------------
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)               Identification No.)

                     c/o MILLBURN RIDGEFIELD CORPORATION
                           411 West Putnam Avenue
                        Greenwich, Connecticut  06830
                  (Address of principal executive offices)

Registrant's telephone number, including area code:  (203) 625-7554

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

          Yes    [ ]       No    [X]

Part I - Financial Information
Financial Statements:                                          Pages
   Statements of Financial Condition at
      March 31, 2004 (unaudited) and December 31, 2003                   1
   Condensed Schedule of Investments at
      March 31, 2004 (unaudited) and December 31, 2003                   3
   Statements of Operations for the Three Months Ended
      March 31, 2004 and 2003 (unaudited)                                5
   Statements of Trust Capital for the Three Months
      Ended March 31, 2004 and 2003 (unaudited)                          7
   Financial Highlights for the Three Months Ended
      March 31, 2004 and 2003 (unaudited)                                8
   Notes to Financial Statements (unaudited)                             9
Part II - Other Information                                             12

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE MILLBURN WORLD RESOURCE TRUST
Statements of Financial Condition

                                              Mar. 31, 2004      Dec. 31, 2003
                                               (UNAUDITED)
Assets:                                       -------------      -------------
Investments in U.S. Treasury notes - at
 market value (amortized cost $8,479,739 and
 $8,181,547)                                  $  8,478,716       $  8,181,553
Unrealized appreciation on open contracts          500,676            997,282
Unrealized depreciation on open contracts          (24,050)                 -
Due from brokers                                   579,690            402,071
Cash denominated in foreign currencies
 (cost $0 and $64,388)                                   -             66,861
                                              -------------      -------------
Total equity in trading accounts                 9,535,032          9,647,767

Investments in U.S. Treasury notes - at market
 value (amortized cost $4,573,408 and
 $7,511,928)                                     4,573,594          7,514,531
Cash and cash equivalents                        2,378,632          1,043,177
Accrued interest receivable                        100,465            172,809
                                              -------------      -------------
Total assets                                  $ 16,587,723       $ 18,378,284
                                              =============      =============

Liabilities & Trust Capital:
Liabilities
Due to brokers                                 $    96,742       $     28,463
Accrued expenses                                    35,854             10,854
Accrued brokerage fees                             104,445            121,941
Redemptions payable to unitholders               1,607,852            222,571
                                              -------------      -------------


Statements of Financial Condition (continued)



                                             Mar. 31, 2004      Dec. 31, 2003
                                              (UNAUDITED)
                                             -------------       ------------
Total liabilities                                1,844,893            383,829

Trust Capital:
   Managing Owner interest                         649,298            605,521
   Unitholders (11,927.464 and 15,451.569
    units outstanding)                           14,093,532         17,388,934
                                              -------------      -------------
Total trust capital                             14,742,830         17,994,455
                                              -------------      -------------
Total liabilities and trust capital           $ 16,587,723       $ 18,378,284
                                              =============      =============

Net asset value per unit outstanding          $   1,181.60       $   1,125.38
                                              =============      =============


Condensed Schedule of Investments at March 31, 2004 (UNAUDITED)

                                  Net Unrealized
                                  Appreciation/
                                  (Depreciation)       Net Unrealized
  Futures and Forward Currency    as a percentage      Appreciation/
     Contracts                    of Trust Capital    (Depreciation)
  -----------------------------   ------------------  ----------------
   Long Futures Contracts
      Energies                                0.49%    $    72,809
      Grains
           Corn, 140 contracts, May 2004      1.19%        175,412
           Other grain contracts               --             --
                                              ----     -----------
         Total grain contracts                1.19%        175,412

      Interest rates
           Euro Bobl, 133 contracts,
                  June 2004                   1.19%        175,268
           Other interest rate contracts      2.02%        297,737
                                              ----     -----------
      Total interest rate contracts           3.21%        473,005

      Metals                                  0.92%        136,271
      Stock indices                           0.37%         54,536
                                              ----     -----------
   Total long futures contracts               6.18%        912,033
                                              ----     -----------

   Short Futures Contracts
      Interest rates                           0.97%       142,816
      Softs                                    0.18%        27,036
      Stock Indices                          (0.10)%       (15,160)
                                              ----     -----------
   Total short futures contracts              1.05%        154,692
                                              ----     -----------
   Total investments in Futures
     Contracts (net)                          7.23%      1,066,725
                                              ----     -----------

   Long forward currency contracts
         Japanese Yen/U.S. Dollars,
                  June 2004                  (1.32)%      (195,126)
         Other long forward currency
           contracts                         (0.21)%       (31,646)
                                              ----     -----------
   Total long forward currency contracts     (1.53)%      (226,772)

   Total short forward currency contracts    (2.46)%      (363,327)
                                              ----     -----------
      Total investments in Forward Currency
       Contracts (net)                       (3.99)%      (590,099)
                                              ----     -----------
   Total investments in Futures and
   Forward Currency Contracts (net)           3.24%    $   476,626
                                              ====     ===========


                                                    Value as a
                                                    % of Trust
Face Amount Investments in U.S. Treasury notes        Capital        Value
----------- ----------------------------------      ------------ -------------
            Government - United States
$4,290,000   U.S. Treasury notes, 3.375%, 04/30/2004   29.14%     $ 4,296,703
 3,910,000   U.S. Treasury notes, 2.125%, 08/31/2004   26.64%       3,927,106
 4,800,000   U.S. Treasury notes, 2.000%, 11/30/2004   32.75%       4,828,501
                                                      -------    -------------
             Total investments in U.S. Treasury
                  notes (amortized cost $13,053,147)   88.53%    $ 13,052,310
                                                      -------    -------------

Condensed Schedule of Investments at December 31, 2003

                                  Net Unrealized
                                  Appreciation/
                                  (Depreciation)        Net Unrealized
Futures and Forward Currency      as a percentage        Appreciation/
  Contracts                       of Trust Capital      (Depreciation)
-------------------------------   ---------------    -------------------
   Long Futures Contracts
      Energies
          Natural Gas, 20 contracts,
                  February 2004            (1.03)%             $(186,200)
          Other energy contracts            0.17%                 30,336
                                            ----               ---------
     Total long energy contracts           (0.86)%              (155,864)

      Interest rates                        0.13%                 23,539
         Metals
          Gold, 109 contracts,
                  February 2004             1.12%                201,450
          Other metal contracts             0.50%                 90,774
                                            ----               ---------
         Total long metal contracts         1.62%                292,224

         Softs                             (0.11)%               (19,720)
         Stock indices                      0.47%                 84,551
                                            ----               ---------
   Total long futures contracts             1.25%                224,730
                                            ----               ---------

   Short Futures Contracts
         Interest rates                   (0.03)%                 (4,510)
      Softs                                  --                     (825)
                                            ----               ---------
   Total short futures contracts          (0.03)%                 (5,335)
                                            ----               ---------
         Total investments in Futures
          Contracts (net)                   1.22%                219,395
                                            ----               ---------
   Total long forward currency contracts
         Euro/U.S. Dollars, March 2004      3.15%                597,490
         Other long forward currency
           contracts                        2.20%                366,234
                                            ----               ---------
         Total long forward currency        5.35%                963,724
           contracts                          --                     --
   Total short forward currency contracts  (1.03)%              (185,837)
                                            ----               ---------
      Total investments in Forward
       Currency
       Contracts (net)                      4.32%                777,887
                                            ----               ---------
   Total investments in Futures and
   Forward Currency Contracts (net)         5.54%              $ 997,282
                                            ====               =========

                                                     Value as a
                                                     % of Trust
Face Amount Investments in U.S. Treasury notes        Capital        Value
----------- ----------------------------------      ------------ -------------
            Government - United States
$6,300,000   U.S. Treasury notes, 4.750%, 02/15/2004   35.16%     $ 6,327,562
 4,890,000   U.S. Treasury notes, 3.375%, 04/30/2004   27.39%       4,928,203
 4,410,000   U.S. Treasury notes, 2.125%, 08/31/2004   24.68%       4,440,319
                                                      -------    -------------
                  Total investments in U.S. Treasury
                  notes (amortized cost $15,693,475)   87.23%    $ 15,696,084
                                                      -------    -------------


Statements of Operations

For the three months ended March 31, 2004 and 2003 (UNAUDITED)

                                                   Mar 31, 2004    Mar 31, 2003
                                                   ------------    ------------
Investment income:
   Interest income                                  $    42,806    $    88,152
                                                    -----------    -----------
Expenses
   Brokerage fees                                       379,870        479,253
   Administrative expenses                               25,000         25,656
   Custody fees                                             470           --
                                                    -----------    -----------
      Total expenses                                    405,340        504,909
                                                    -----------    -----------
      Net investment loss                              (362,534)      (416,757)

Net realized and unrealized gains (losses)
      Net realized gains on
       closed positions:
         Futures and forward currency contracts       1,813,011      3,624,404
      Net change in unrealized appreciation:
         Futures and forward contracts                 (520,656)    (2,800,705)
         Foreign exchange translation                     2,880        (16,574)
      Net gains (losses) from U.S. Treasury notes
          Net change in unrealized appreciation          (3,446)        (4,088)
      Total net realized and unrealized             -----------    -----------
          gains (losses)                              1,291,789        803,037
                                                    -----------    -----------
         Net income (loss)                          $   929,255    $   386,280
                                                    -----------    -----------
         Net income (loss) per unit                 $     56.22    $     16.66
                                                    -----------    -----------

Statement of Trust Capital
For the three months ended March 31, 2004 (UNAUDITED)


                                          Unitholders                Managing Owner                   Total
                                 --------------------------------------------------------------------------------------
                                    Amount         Units        Amount             Units      Amount       Units
                                 ------------  -------------   ------------  -------------  ------------  -------------
Trust Capital
 at December 31, 2003              $ 17,388,934   15,451.569   $    605,521            --   $ 17,994,455  $  15,451.569
Redemptions                          (4,180,880)  (3,531.357)           --             --     (4,180,880)    (3,531.357)
Additional units allocated*                 --         7.252            --             --            --           7.252
Net Income (Loss)                       885,478          --          43,777            --        929,255           --
                                 ------------  -------------   ------------  -------------  ------------  -------------
Trust Capital at March 31,       $ 14,093,532     11,927.464   $    649,298           --    $ 14,742,830  $  11,927.464
 2004                            ============  =============   ============  =============  ============  =============

Net asset value per unit
 at March 31, 2004               $   1,181.60
                                 ============

* Additional units are allocated to Unitholders who are charged less than a 9% brokerage fee.


Statement of Trust Capital
For the three months ended March 31, 2003 (UNAUDITED)



                                          Unitholders                Managing Owner                   Total
                                 --------------------------------------------------------------------------------------
                                    Amount         Units        Amount             Units      Amount       Units
                                 ------------  -------------   ------------  -------------  ------------  -------------

Trust Capital
 at December 31, 2002            $ 20,303,891     17,431.417   $    576,320            --   $ 20,880,211  $  17,431.417
Redemptions                          (887,628)      (694.772)           --             --       (887,628)      (694.772)
Additional units allocated*                --          7.105            --             --            --           7.105
Net Income (Loss)                     365,627            --          20,653            --        386,280            --
                                 ------------  -------------   ------------  -------------  ------------  -------------
Trust Capital at March 31,       $ 19,781,890     16,743.750   $    596,973            --   $ 20,378,863  $  16.743.750
 2003                            ============  =============   ============  =============  ============  =============

Net asset value per unit
 at March 31, 2003               $   1,181.45
                                 ============


* Additional units are allocated to Unitholders who are charged less than a 9% brokerage fee.


Financial Highlights Per Unit Operating Performance for the three months ended March 31, 2004 and 2003 (unaudited) were as follows:

                                          2004          2003
                                      ------------  ------------
Net income (loss) from operations:
   Net investment loss                $    (24.84)    $  (24.25)
Net realized and unrealized gains
 (losses) on trading of futures and
 forward contracts                          81.29         41.13
Net gains (losses) from U.S.
 Treasury obligations                       (0.23)        (0.22)
                                      -----------   -----------
      Net income (loss) per unit            56.22         16.66

Net asset value per Unit,
 beginning of period                     1,125.38      1,164.79
                                      -----------   -----------
Net asset value per Unit,
 end of Period                        $  1,181.60   $  1,181.45
                                      ===========   ===========

Total return and ratios for the three months ended March 31, 2004 and 2003(Unaudited). Ratios are annualized.
                                                       2004     2003
                                                      ------   ------
  Total return:                                        5.00%     1.43%
  Ratio of expenses to average net assets:             9.44%     9.40%
  Ratio of net investment loss to average net assets: (8.48)%   (7.80)%

NOTES TO FINANCIAL STATEMENTS

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Trust's financial condition at March 31, 2004 (unaudited) and December 31, 2003 and the results of its operations for the three month period ended March 31, 2004 and 2003 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003. The December 31, 2003 information has been derived from the audited financial statements as of December 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to Item 1, "Financial Statements". The information contained therein is essential to, and should be read in connection with, the following analysis.

OPERATIONAL OVERVIEW

Due to the nature of the Trust's business, its results of operations depend on the Managing Owner's ability to recognize and capitalize on trends and other profit opportunities in different sectors of the global capital and commodity markets. The Managing Owner's trading methods are confidential, so that substantially the only information that can be furnished regarding the Trust's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Trust, and its past performance is not necessarily indicative of future results. The Managing Owner believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Trust has a better likelihood of being profitable than in others.

LIQUIDITY AND CAPITAL RESOURCES

The Trust does not intend to raise any additional capital as it has not, and does not intend to, register additional units for sale. The Trust does not engage in borrowing.

The Trust trades futures, options and forward contracts on interest rates, commodities, currencies, metals, energy and stock indices. Due to the nature of the Trust's business, substantially all its assets are represented by cash and United States government obligations, while the Trust maintains its market exposure through open futures and forward contract positions.

The Trust's assets are generally held as cash, cash equivalents or U.S. Government obligations which are used to margin or collateralize the Trust's futures and forward currency positions and are withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to daily price fluctuation limits, which are inherent in the Trust's futures and forward trading, the Trust's assets are highly liquid and are expected to remain so. During its operations through the three-month period ending March 31, 2004, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

There have been no material changes with respect to the Trust's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Trust's Annual Report on Form 10-K for fiscal year 2003.

RESULTS OF OPERATIONS

                          31-Mar-04      31-Dec-03
                        -------------  -------------
        Ending Equity   $ 14,742,830   $ 17,994,455

Due to the nature of commodity trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

The Trust's net assets decreased 18.07% during the three months ended March 31, 2004. This decrease was attributable to redemptions of $4,180,880 which was partially offset by net income from operations of $929,255.

During the three months ended March 31, 2004, the Trust achieved net realized and unrealized gains of $1,291,789 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $379,870, administrative expenses of $25,000 and custody fees of $470 were incurred. Interest income of $42,806 partially offset the Trust's expenses, resulting in net income of $929,255. An analysis of the trading gain (loss) by sector is as follows:

Sector            % Gain (Loss)
------            -------------

Currencies                (5.91)%
Energies                   1.69%
Grains                     1.82%
Interest rates             6.96%
Metals                     1.89%
Softs                     (0.25)%
Stock indices              1.12%
                  -------------
Total                      7.32%

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage fees and interest income for the three months ended March 31, 2004 decreased by $99,383 and $45,346, respectively, relative to the corresponding period in 2003.

January 1, 2004 to March 31, 2004
---------------------------------

The Trust's NAV per unit advanced 5.00% during the quarter. A large profit derived from trading interest rate futures combined with small gains from stock index, energy, metals and agricultural commodity futures trading more than outweighed a sizable loss that was produced trading in foreign exchange markets.

Long positions in U.S., European and Japanese interest rate futures were profitable. Questions about the strength and sustainability of U.S. growth, given the lack of employment expansion, speculation about a possible European Central Bank rate cut to spur lagging economic activity and persistent purchases of U.S. treasuries by Asian Central Banks following massive foreign exchange intervention pushed rates lower across the maturity spectrum.

A long copper position, benefiting from the China inspired global demand for base metals, was very profitable, while a long gold position lost marginally. Increased worldwide demand for grains led to rising corn prices and a gain on a long corn position.

In the energy sector, a long position in unleaded gasoline and a long position in crude oil were fractionally profitable, while long heating oil, London gas oil and natural gas positions generated small losses.

Low interest rates and an improving economic environment provided some lift to Japanese stock markets, and long positions in the NIKKEI and TOPIX index futures were profitable. On the other hand, political uncertainties in Hong Kong and growth concerns in Germany produced marginal losses on stock futures trades for those two countries.

On the other hand, trading of foreign exchange rates, which were volatile but non-directional for much of the period, generated sizable losses. Hence, aside from modest gains from long positions in commodity currencies (Australian and New Zealand dollars), a long sterling position relative to the euro, and a long euro trade against the Norwegian krone, losses were widespread.

January 1, 2003 to March 31, 2003
---------------------------------

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


PART II. OTHER INFORMATION

ITEM I. Legal Proceedings - None
ITEM 2. Changes in Securities and Use of Proceeds

(e) Pursuant to the Trust's Declaration of Trust and Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the first quarter of 2004:

                                                        REDEMPTION DATE
MONTH                           UNITS REDEEMED            NAV PER UNIT
-----                           --------------            ------------
January 31, 2004                    401.495                 1,136.01
February 29, 2004                 1,769.117                 1,196.60
March 31, 2004                    1,360.745                 1,181.60
                                  ---------                 --------
   Total                          3,531.357

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

        (b) Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



By:  Millburn Ridgefield Corporation,
Managing Owner
Date: May 14, 2004
                                 /s/Tod A. Tanis
                             ----------------
                                Tod A. Tanis
                                Vice-President
                                (principal accounting officer)