Form 10-Q
period 2004-06-30
MILLBURN WORLD RESOURCE TRUST
filed 2004-08-12
CIK 943487

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

               For the Quarterly Period Ended:  June 30, 2004
                                     or

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

          Yes    [ ]       No    [X]

Part I - Financial Information
Financial statements:
For the three and six months ended June 30, 2004 and 2003 (unaudited)



Statements of Financial Condition (a)                                   1
Condensed Schedules of Investments (a)                                  2
Statements of Operations (b)                                            6
Statements of Changes in Trust Capital (c)                              8
Statements of Financial Highlights (b)                                 10
Notes to the Financial Statements                                      12
Part II - Other information                                            13


(a) At June 30, 2004 (unaudited) and December 31, 2003
(b) For the three and six months ended June 30, 2004 and 2003
(c) For the six months ended June 30, 2004 and 2003

ITEM 1: FINANCIAL STATEMENTS

                          Millburn World Resource Trust
                        Statements of Financial Condition


                                                           UNAUDITED
                                                            June 30       December 31
                                                             2004             2003
                                                           ---------------------------
ASSETS
Equity in trading accounts:
  Investments in U.S. Treasury notes-at
    market value (amortized cost $5,652,314
    and $8,181,547)                                        $ 5,640,725    $ 8,181,553
  Net unrealized appreciation/(depreciation)
    on open futures and forward currency contracts             (56,897)       997,282
  Due from brokers                                             329,509        402,071
  Cash denominated in foreign currencies
    (cost $141,165 and $64,388)                                140,702         66,861
                                                           --------------------------
Total equity in trading accounts                             6,054,039      9,647,767
                                                           --------------------------

Investments in U.S. Treasury notes-at
  market value (amortized cost $2,944,593
  and $7,511,928)                                            2,939,275      7,514,531
Cash and cash equivalents                                      717,451      1,043,177
Accrued interest receivable                                     39,497        172,809
                                                           --------------------------
Total assets                                               $ 9,750,262    $18,378,284
                                                           --------------------------

LIABILITIES AND TRUST CAPITAL
LIABILITIES
Due to brokers                                                    --           28,463
Accrued expenses                                                25,724         10,854
Accrued brokerage fees                                          65,384        121,941
Redemptions payable to Unitholders                             238,759        222,571
                                                           --------------------------
Total liabilities                                              329,867        383,829
                                                           --------------------------


TRUST CAPITAL
Managing Owner interest                                        553,516        605,521
Unitholders (8,989.100 and 15,451.569 units outstanding)     8,866,879     17,388,934
                                                           --------------------------
Total trust capital                                          9,420,395     17,994,455
                                                           --------------------------

TOTAL LIABILITIES AND TRUST CAPITAL                        $ 9,750,262    $18,378,284
                                                           ==========================

NET ASSET VALUE PER UNIT OUTSTANDING                       $    986.40    $  1,125.38
                                                           ==========================


                          Millburn World Resource Trust
                        Condensed Schedule of Investments
                            June 30, 2004 (UNAUDITED)

Futures and Forward                                     Net Unrealized    % of
Currency Contracts                                      Appreciation/     Trust
                                                        (Depreciation)   Capital
--------------------------------------------------------------------------------
FUTURES CONTRACTS
Long Futures Contracts
  Energies                                                 $   4,278      0.05 %
  Metals                                                     (14,365)    (0.15)%
  Stock indices                                               45,449      0.48 %
                                                           -------------------
Total long futures contracts                                  35,362      0.38 %
                                                           -------------------
SHORT FUTURES CONTRACTS
  Energies                                                      (450)     - %
  Grains                                                      17,813      0.19 %
  Interest rates                                            (110,730)    (1.18)%
  Softs                                                       19,080      0.20 %
  Stock indices                                               (1,154)    (0.01)%
                                                           -------------------
Total short futures contracts                                (75,441)    (0.80)%
                                                           -------------------
TOTAL INVESTMENTS IN FUTURES CONTRACTS (NET)                 (40,079)    (0.42)%
                                                           -------------------
FORWARD CURRENCY CONTRACTS
Total long forward currency contracts                         15,236      0.16 %
Total short forward currency contracts                       (32,054)    (0.34)%
                                                           -------------------
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS (NET)                                              (16,818)    (0.18)%
                                                           -------------------
TOTAL INVESTMENTS IN FUTURES AND FORWARD
CURRENCY CONTRACTS (NET)                                   $ (56,897)    (0.60)%
                                                           ===================




                          Millburn World Resource Trust
                  Condensed Schedule of Investments (continued)
                            June 30, 2004 (UNAUDITED)

Face Amount        Description                           Value        % of Trust
                                                                        Capital
--------------------------------------------------------------------------------
           INVESTMENTS IN U.S. TREASURY NOTES
$2,860,000 U.S. Treasury notes, 2.125%, 08/31/04       $ 2,862,681      30.39 %
 2,860,000 U.S. Treasury notes, 2.000%, 11/30/04         2,863,575      30.40 %
 2,860,000 U.S. Treasury notes, 1.500%, 02/28/05         2,853,744      30.29 %
                                                       -------------------------
           TOTAL INVESTMENTS IN U.S. TREASURY NOTES
           (AMORTIZED COST $8,596,907)                 $ 8,580,000      91.08 %
                                                       =========================






                          Millburn World Resource Trust
                        Condensed Schedule of Investments
                                December 31, 2003

Futures and Forward                                     Net Unrealized    % of
Currency Contracts                                      Appreciation/     Trust
                                                        (Depreciation)   Capital
--------------------------------------------------------------------------------
FUTURES CONTRACTS
Long Futures Contracts
  Energies
    Natural Gas, 20 contracts, February 2004               $(186,200)    (1.03)%
    Other energy contracts                                    30,336      0.17 %
                                                           -------------------
  Total long energy contracts                               (155,864)    (0.86)%
  Interest rates                                              23,539      0.13 %
  Metals
    Gold, 109 contracts, February 2004                       201,450      1.12 %
    Other metal contracts                                     90,774      0.50 %
                                                           -------------------
  Total long metal contracts                                 292,224      1.62 %
  Softs                                                      (19,720)    (0.11)%
  Stock indices                                               84,551      0.47 %
                                                           -------------------
Total long futures contracts                                 224,730      1.25 %
                                                           -------------------
SHORT FUTURES CONTRACTS
  Interest rates                                              (4,510)    (0.03)%
  Softs                                                         (825)     - %
                                                           -------------------
Total short futures contracts                                 (5,335)    (0.03)%
                                                           -------------------
TOTAL INVESTMENTS IN FUTURES CONTRACTS (NET)                 219,395      1.22 %
                                                           -------------------
FORWARD CURRENCY CONTRACTS
Long Forward Currency Contracts
  Euro/U.S. Dollar, March 2004                               567,490      3.15 %
  Other long forward currency contracts                      396,234      2.20 %
                                                           -------------------
Total long forward currency contracts                        963,724      5.35 %
                                                           -------------------
Total short forward currency contracts                      (185,837)    (1.03)%
                                                           -------------------
TOTAL INVESTMENTS IN FORWARD CURRENCY
CONTRACTS (NET)                                              777,887      4.32 %
                                                           -------------------
TOTAL INVESTMENTS IN FUTURES AND FORWARD
CURRENCY CONTRACTS (NET)                                   $ 997,282      5.54 %
                                                           ===================






                          Millburn World Resource Trust
                  Condensed Schedule of Investments (continued)
                                December 31, 2003

Face Amount        Description                                  Value     % of Trust
                                                                            Capital
-----------------------------------------------------------------------------------
              INVESTMENTS IN U.S. TREASURY NOTES
 $  6,300,000 U.S. Treasury notes, 4.750%, 02/15/04       $   6,327,562     35.16 %
    4,890,000 U.S. Treasury notes, 3.375%, 04/30/04           4,928,203     27.39 %
    4,410,000 U.S. Treasury notes, 2.125%, 08/31/04           4,440,319     24.68 %
                                                          -------------------------
              TOTAL INVESTMENTS IN U.S. TREASURY NOTES
              (AMORTIZED COST $15,693,475)                $  15,696,084     87.23 %
                                                          =========================






                          Millburn World Resource Trust
                      Statements of Operations (UNAUDITED)


                                                      For the three months ended
                                                         Jun 30         Jun 30
                                                          2004           2003
                                                     ---------------------------
INVESTMENT INCOME
Interest income                                      $    31,874    $    64,532

EXPENSES
Brokerage fees                                           248,007        458,321
Administrative expenses                                   25,000         25,000
Custody fees                                                 286            767
                                                     --------------------------
Total expenses                                           273,293        484,088

Net investment loss                                     (241,419)      (419,556)
                                                     --------------------------

NET REALIZED AND UNREALIZED GAINS (LOSSES)
Net realized losses on closed positions:
  Futures and forward currency contracts              (1,466,723)       (42,473)
  Foreign exchange translation                             7,189        (30,031)
Net change in unrealized appreciation:
  Futures and forward currency contracts                (533,523)     1,273,008
  Foreign exchange translation                            (5,817)        21,744
Net gains (losses) from U.S. Treasury notes
  Net realized gains (losses)                             (1,964)          --
  Net change in unrealized depreciation                  (16,070)         1,528
                                                     --------------------------
Total net realized and unrealized gains (losses)      (2,016,908)     1,223,776
                                                     --------------------------

Net income (loss)                                    $(2,258,327)   $   804,220
                                                     ==========================

Net income (loss) per unit outstanding               $   (195.20)   $     44.49


                          Millburn World Resource Trust
                      Statements of Operations (UNAUDITED)


                                                       For the six months ended
                                                        Jun 30         Jun 30
                                                         2004           2003
                                                     ---------------------------
INVESTMENT INCOME
Interest income                                      $    74,680    $   152,684

EXPENSES
Brokerage fees                                           627,877        937,574
Administrative expenses                                   50,000         50,000
Custody fees                                                 756          1,423
                                                     --------------------------
Total expenses                                           678,633        988,997

Net investment loss                                     (603,953)      (836,313)
                                                     --------------------------

NET REALIZED AND UNREALIZED GAINS (LOSSES)
Net realized gains (losses) on closed
  positions:
  Futures and forward currency contracts                 346,288      3,581,931
  Foreign exchange translation                             7,189        (30,031)
Net change in unrealized appreciation:
  Futures and forward currency contracts              (1,054,179)    (1,527,697)
  Foreign exchange translation                            (2,937)         5,170
Net losses from U.S.Treasury notes
  Net realized gains (losses)                             (1,964)          --
  Net change in unrealized depreciation                  (19,516)        (2,560)
                                                     --------------------------
Total net realized and unrealized gains (losses)        (725,119)     2,026,813
                                                     --------------------------

Net income (loss)                                    $(1,329,072)   $ 1,190,500
                                                     ==========================

Net income (loss) per unit outstanding               $   (138.98)   $     61.15





                          Millburn World Resource Trust
               Statements of Changes in Trust Capital (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2004:

                                Unitholders            New Profit Memo Acct.         Managing Owner               Total
                       ------------------------------------------------------------------------------------------------------
                           Amount         Units         Amount    Units          Amount     Units        Amount      Units
                       ------------------------------------------------------------------------------------------------------
Trust capital at
December 31, 2003      $ 17,388,934    15,451.569    $     --       --      $    605,521      --    $ 17,994,455   15,451.569
Redemptions              (7,244,988)   (6,474.562)                  --              --        --      (7,244,988)  (6,474.562)
Additional units
  allocated **                 --          12.093          --       --              --        --            --         12.093
Net loss                 (1,277,067)                                --              --     (52,005)   (1,329,072)        --
                       ------------------------------------------------------------------------------------------------------
Trust capital at
  June 30, 2004        $  8,866,879     8,989.100    $     --       --      $    553,516      --    $  9,420,395    8,989.100
                       ======================================================================================================


NET ASSET VALUE PER UNIT
  OUTSTANDING AT
  AT JUNE 30, 2004:                                          $   986.40
                                                             ----------


FOR THE SIX MONTHS ENDED JUNE 30, 2003:



                               Unitholders            New Profit Memo Acct.      Managing Owner               Total
                      --------------------------------------------------------------------------------------------------------
                          Amount          Units         Amount      Units        Amount     Units      Amount         Units
                      -------------------------------------------------------------------------------------------------------
Trust capital at
December 31, 2002     $ 20,303,891     17,431.417    $     --         --    $    576,320      --     $ 20,880,211  17,431.417
Redemptions             (1,626,898)    (1,285.525)         --         --            --        --       (1,626,898) (1,285.525)
Additional units
  allocated **                --           14.245          --         --            --        --             --        14.245
Net income               1,134,330                                    --            --      56,170      1,190,500        --
                      -------------------------------------------------------------------------------------------------------
Trust capital at
June 30, 2003         $ 19,811,323     16,160.137    $     --         --    $    632,490      --     $ 20,443,813  16,160.137
                      =======================================================================================================


NET ASSET VALUE PER
  UNIT OUTSTANDING AT
  AT JUNE 30, 2003:                                          $ 1,225.94
                                                             ----------



** Additional units are issued to Unitholders who are charged less than a 9% brokerage fee


                          Millburn World Resource Trust
                 Statements of Financial Highlights (UNAUDITED)



For the three months ended June 30                         2004             2003
---------------------------------------------------------------------------------

Net income (loss) from operations:
Net investment loss                                    $     (22.33)    $  (25.23)
Net realized and unrealized gains (losses) on
trading of futures and forward currency contracts           (171.28)        69.63
Net gains (losses) from U.S. Treasury
obligations                                                   (1.59)         0.09
                                                       --------------------------
Net income (loss) per unit                                  (195.20)        44.49
Net asset value per unit,
beginning of period                                        1,181.60      1,181.45
                                                       --------------------------

Net asset value per unit,
end of period                                          $     986.40     $1,225.94
                                                       ==========================



TOTAL RETURN AND RATIOS FOR THE THREE MONTHS ENDED JUNE 30:

                                                            2004          2003
                                                       --------------------------

Total return:                                                (16.52)%        3.77%
Ratio of expenses to average net assets (a):                   9.75 %        9.38%
Ratio of net investment loss to
  average net assets (a):                                     (8.66)%       (8.16)%

(a) Annualized



                          Millburn World Resource Trust
                 Statements of Financial Highlights (UNAUDITED)



For the six months ended June 30:                               2004        2003
------------------------------------------------------------------------------------

Net income (loss) from operations:
Net investment loss                                       $     (47.53)   $  (49.49)
Net realized and unrealized gains (losses) on
trading of futures and forward currency contracts               (89.84)      110.78
Net losses from U.S. Treasury
obligations                                                      (1.61)       (0.14)
                                                          -------------------------
Net income (loss) per unit                                     (138.98)       61.15
Net asset value per unit,
beginning of period                                           1,125.38     1,164.79
                                                          -------------------------

Net asset value per unit,
end of period                                             $     986.40    $1,225.94
                                                          =========================



Total return and ratios for the
six months ended June 30:

                                                                2004       2003
                                                          -------------------------

Total return:                                                   (12.35)%      5.25 %
Ratio of expenses to average net assets (a):                      9.56 %      9.37 %
Ratio of net investment loss to average net assets (a):          (8.55)%     (7.96)%

(a) Annualized

NOTES TO FINANCIAL STATEMENTS

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Trust's financial condition at June 30, 2004 (unaudited) and December 31, 2003 and the results of its operations for the three and six month periods ended June 30, 2004 and 2003 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003. The December 31, 2003 information has been derived from the audited financial statements as of December 31, 2003.

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

The Trust's assets are generally held as cash, cash equivalents or U.S. Government obligations which are used to margin or collateralize the Trust's futures and forward currency positions and are withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to daily price fluctuation limits, which are inherent in the Trust's futures and forward trading, the Trust's assets are highly liquid and are expected to remain so. During its operations through the three and six month periods ending June 30, 2004, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

There have been no material changes with respect to the Trust's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Trust's Annual Report on Form 10-K for fiscal year 2003.


RESULTS OF OPERATIONS


                          30-Jun-04      31-Mar-04
                        -------------  -------------
        Ending Equity   $ 9,420,395   $ 14,742,830



Due to the nature of commodity trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

The Trust's net assets decreased 36.10% during the three months ended June 30, 2004. This decrease was attributable to redemptions of $3,064,108 and net loss from operations of $2,258,327.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage fees for the three months ended June 30, 2004 decreased $210,314, relative to the corresponding period in 2003.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers. Interest income for the three months ended June 30, 2004 decreased $32,658, relative to the corresponding period in 2003. This decrease was attributable to a reduction in the Trust's net assets (via redemptions and trading losses) as well as a decrease in short-term Treasury yields.

During the three months ended June 30, 2004, the Trust experienced net realized and unrealized losses of $2,016,908 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $248,007, administrative expenses of $25,000 and custody fees of $286 were incurred. Interest income of $31,874 partially offset the Trust's expenses, resulting in net loss of $2,258,327. An analysis of the trading gain (loss) by sector is as follows:

Sector            % Gain (Loss)
--------          -------------

Currencies              (3.53)%
Energies                 1.68%
Grains                  (1.56)%
Interest rates          (5.58)%
Metals                  (2.60)%
Softs                    0.24%
Stock indices           (3.19)%
                  -------------
Total                  (14.54)%


April 1, 2004 to June 30, 2004
-----------------------------------

The Trust's net asset value per unit dropped 16.52% during the quarter. Trend reversals followed by non-directional and volatile range-trading characterized a broad spread of markets during the period. As a result sizable losses were sustained in five of the six sectors in the portfolio: interest rates, currencies, stock indices, and agricultural commodities. Energy was moderately profitable for the quarter, but even there an uptrend seemed to peter out near the end of the quarter.

Surprisingly strong U.S. employment reports beginning in April, and official moves in China to slow its booming economy caused abrupt price trend reversals in most of the markets comprising the Trust's portfolio. For example, as the quarter began, the Trust held long positions across a broad range of US and European interest rate futures. These positions had been quite profitable in prior weeks and reflected declining interest rate trends that were in large measure a response to the so-called "jobless recovery" in the U.S. However, in the wake of strong employment data, interest rates rose sharply worldwide and bond market sentiment seemed to turn negative on a dime. As a result, the Trust sustained sizable losses on its long bond futures positions. Thereafter, interest rates vacillated and failed to sustain a trend.

At the start of the period, the Trust also held long positions in a number of Asian currencies including, the yen, Korean won and Singapore dollar. Long commodity currency positions (Australian dollar, New Zealand dollar, and South African rand) were also held in the Trust. Market participants, intuiting that any slowdown in Chinese growth would be negative for Asia and for industrial commodities, sold the Asian and commodity currencies, producing declines. Once again, subsequent trading in the quarter was largely non-directional. Gold and copper prices, which were trending upward early in the year, fell markedly due to the altered growth prospects in China and a strengthening US currency, resulting in losses from long positions.

Stock markets were also unsettled by the changing prospects for growth, interest rates and monetary policies throughout the world. Hence, trading in German, U.S., and Hong Kong index futures resulted in losses.

An upward trend in energy prices led to gains from long positions in unleaded gasoline, London gas oil, crude oil, and heating oil. Natural gas, on the other hand, was quite volatile and produced a loss for the quarter.

Finally, with volatility in corn prices, losses were registered on both long and short positions.


January 1, 2004 to March 31, 2004
-----------------------------------

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

April 1, 2003 to June 30, 2003
-----------------------------------

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

A similar pattern of profits in April and May followed by losses in June was exhibited in the currency sector. Short U.S. dollar positions against the euro, other European currencies, the Australian, New Zealand and Singapore dollars, and the South African rand produced sizable gains early in the quarter. Later, however, as the U.S. dollar rebounded against the European bloc of currencies, there were losses on many of these short foreign dollar positions, although the short dollar positions versus the Aussie, New Zealand, South African and Singaporean currencies were still fractionally profitable. Meanwhile, the dollar/yen exchange rate was quite volatile and losses were registered on both long and short dollar positions throughout the quarter. Finally, long euro positions vis-a-vis the yen, Norwegian krone, and pound sterling, and a long sterling position relative to the yen were profitable.

Trading of stock index futures was fractionally positive. Long positions in German, Japanese, and the Nasdaq stock indices were profitable, while a short S&P index trade was somewhat unprofitable.

An up-trend in natural gas reversed and spiked sharply downward in June, resulting in a marked loss on a long position. Trading elsewhere in the energy sector had a slight negative impact on performance.

In the agricultural sector, corn futures prices were quite volatile and, hence, losses were experienced on both long and short positions. Trading of other soft and agricultural commodities was slightly negative for performance.

Long gold and copper positions generated a small quarterly loss.

January 1, 2003 to March 31, 2003
-----------------------------------

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

The following table summarizes the redemptions by Unitholders during the three months ended June 30, 2004:

                                   UNITS                 NAV PER
MONTH                             REDEEMED                UNIT
-----------------------------------------------------------------

April 30, 2004                  $   724.539             1,060.36
May 31, 2004                      1,976.615             1,039.13
June 30, 2004                       242.051               986.40
                                -----------
TOTAL                           $ 2,943.205
                                ===========

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

Designation Description
-----------------------

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



By:  Millburn Ridgefield Corporation,
Managing Owner
Date: August 12, 2004
                                 /s/Tod A. Tanis
                                 ----------------
                                Tod A. Tanis
                                Vice-President
                                (principal accounting officer)