Form 10-Q
period 2004-09-30
MILLBURN WORLD RESOURCE TRUST
filed 2004-11-12
CIK 943487

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

               For the Quarterly Period Ended: September 30, 2004
                                       or

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

          Yes    [ ]       No    [X]

Part I - Financial Information
Financial statements:
For the three and nine months ended September 30, 2004 and 2003 (unaudited)


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


(a) At September 30, 2004 (unaudited) and December 31, 2003
(b) For the three and nine months ended September 30, 2004 and 2003 (unaudited)
(c) For the nine months ended September 30, 2004 and 2003 (unaudited)

ITEM 1: FINANCIAL STATEMENTS

                          MILLBURN WORLD RESOURCE TRUST
                        STATEMENTS OF FINANCIAL CONDITION

                                                             UNAUDITED
                                                            SEPTEMBER 30   DECEMBER 31
                                                                2004          2003
                                                            --------------------------
ASSETS
Equity in trading accounts:
  Investments in U.S. Treasury notes-at market value
    (amortized cost $2,220,595 and $8,181,547)              $ 2,216,659    $ 8,181,553
  Net unrealized appreciation on open futures and
    forward currency contracts                                  349,379        997,282
  Due from brokers                                              300,221        402,071
  Cash denominated in foreign currencies (cost $112,167
    and $64,388)                                                114,250         66,861
                                                            --------------------------
Total equity in trading accounts                              2,980,509      9,647,767
                                                            --------------------------

Investments in U.S. Treasury notes-at market value
  (amortized cost $5,095,539 and $7,511,928)                  5,087,653      7,514,531
Cash and cash equivalents                                       452,805      1,043,177
Accrued interest receivable                                      29,737        172,809
                                                            --------------------------
Total assets                                                $ 8,550,704    $18,378,284
                                                            ==========================

LIABILITIES AND TRUST CAPITAL
LIABILITIES
Due to brokers                                              $        --    $    28,463
Accrued expenses                                                 47,573         10,854
Accrued brokerage fees                                           57,350        121,941
Redemptions payable to Unitholders                              267,117        222,571
                                                            --------------------------
Total liabilities                                               372,040        383,829
                                                            --------------------------

TRUST CAPITAL
Managing Owner interest                                         538,388        605,521
Unitholders (8,136.149 and 15,451.569 units outstanding)      7,640,276     17,388,934
                                                            --------------------------
Total trust capital                                           8,178,664     17,994,455
                                                            --------------------------

TOTAL LIABILITIES AND TRUST CAPITAL                         $ 8,550,704    $18,378,284
                                                            ==========================

NET ASSET VALUE PER UNIT OUTSTANDING                        $    939.05    $  1,125.38
                                                            ==========================

                          MILLBURN WORLD RESOURCE TRUST
                        CONDENSED SCHEDULE OF INVESTMENTS
                         SEPTEMBER 30, 2004 (UNAUDITED)

                                                NET UNREALIZED
FUTURES AND FORWARD                             APPRECIATION/         % OF TRUST
CURRENCY CONTRACTS                              (DEPRECIATION)          CAPITAL
--------------------------------------------------------------------------------

Futures Contracts
Long Futures Contracts
  Energies                                       $   135,595              1.66 %
  Interest rates                                     112,389              1.37 %
  Metals                                              40,265              0.49 %
  Softs                                                1,125              0.01 %
  Stock indices                                        2,399              0.03 %
                                                 -------------------------------
Total long futures contracts                         291,773              3.56 %
                                                 -------------------------------

SHORT FUTURES CONTRACTS
  Grains                                              65,575              0.80 %
  Interest rates                                       3,047              0.04 %
  Softs                                                3,840              0.05 %
  Stock indices                                       (1,253)            (0.02)%
                                                 -------------------------------
Total short futures contracts                         71,209              0.87 %
                                                 -------------------------------
TOTAL INVESTMENTS IN FUTURES CONTRACTS (NET)         362,982              4.43 %
                                                 -------------------------------

FORWARD CURRENCY CONTRACTS
Total long forward currency contracts                 43,227              0.53 %
Total short forward currency contracts               (56,830)            (0.69)%
                                                 -------------------------------
TOTAL INVESTMENTS IN FORWARD CURRENCY
  CONTRACTS (NET)                                    (13,603)            (0.16)%
                                                 -------------------------------
TOTAL INVESTMENTS IN FUTURES AND FORWARD
  CURRENCY CONTRACTS (NET)                       $   349,379              4.27 %
                                                 ===============================

                          MILLBURN WORLD RESOURCE TRUST
                  CONDENSED SCHEDULE OF INVESTMENTS (CONTINUED)
                         SEPTEMBER 30, 2004 (UNAUDITED)

                                                                                  % OF TRUST
 FACE AMOUNT     DESCRIPTION                                        VALUE           CAPITAL
--------------------------------------------------------------------------------------------
                 INVESTMENTS IN U.S. TREASURY NOTES
$   2,560,000    U.S. Treasury notes, 2.000%, 11/30/04          $  2,560,800         31.31%
    2,560,000    U.S. Treasury notes, 1.500%, 02/28/05             2,555,200         31.24%
    2,200,000    U.S. Treasury notes, 1.250%, 05/31/05             2,188,312         26.76%
                                                                ----------------------------
                 TOTAL INVESTMENTS IN U.S. TREASURY NOTES
                   (AMORTIZED COST $7,316,134)                  $  7,304,312         89.31%
                                                                ============================

                          MILLBURN WORLD RESOURCE TRUST
                        CONDENSED SCHEDULE OF INVESTMENTS
                                DECEMBER 31, 2003

                                                  NET UNREALIZED
FUTURES AND FORWARD                               APPRECIATION/       % OF TRUST
CURRENCY CONTRACTS                                (DEPRECIATION)        CAPITAL
--------------------------------------------------------------------------------
Futures Contracts
Long Futures Contracts
  Energies
    Natural Gas, 20 contracts, February 2004       $  (186,200)          (1.03)%
    Other energy contracts                              30,336            0.17 %
                                                   -----------------------------
  Total long energy contracts                         (155,864)          (0.86)%
  Interest rates                                        23,539            0.13 %
  Metals
    Gold, 109 contracts, February 2004                 201,450            1.12 %
    Other metal contracts                               90,774            0.50 %
                                                   -----------------------------
  Total long metal contracts                           292,224            1.62 %
  Softs                                                (19,720)          (0.11)%
  Stock indices                                         84,551            0.47 %
                                                   -----------------------------
Total long futures contracts                           224,730            1.25 %
                                                   -----------------------------
SHORT FUTURES CONTRACTS
  Interest rates                                        (4,510)          (0.03)%
  Softs                                                   (825)             -- %
                                                   -----------------------------
Total short futures contracts                           (5,335)          (0.03)%
                                                   -----------------------------
TOTAL INVESTMENTS IN FUTURES CONTRACTS (NET)           219,395            1.22 %
                                                   -----------------------------
FORWARD CURRENCY CONTRACTS
Long Forward Currency Contracts
  Euro/U.S. Dollar, March 2004                         567,490            3.15 %
  Other long forward currency contracts                396,234            2.20 %
                                                   -----------------------------
Total long forward currency contracts                  963,724            5.35 %
                                                   -----------------------------

Total short forward currency contracts                (185,837)          (1.03)%
                                                   -----------------------------

TOTAL INVESTMENTS IN FORWARD CURRENCY              -----------------------------
  CONTRACTS (NET)                                      777,887            4.32 %
                                                   -----------------------------
TOTAL INVESTMENTS IN FUTURES AND FORWARD
  CURRENCY CONTRACTS (NET)                         $   997,282            5.54 %
                                                   =============================

                          MILLBURN WORLD RESOURCE TRUST
                  CONDENSED SCHEDULE OF INVESTMENTS (CONTINUED)
                                DECEMBER 31, 2003

                                                                                  % OF TRUST
 FACE AMOUNT     DESCRIPTION                                        VALUE           CAPITAL
--------------------------------------------------------------------------------------------
                 INVESTMENTS IN U.S. TREASURY NOTES
$  6,300,000     U.S. Treasury notes, 4.750%, 02/15/04          $   6,327,562        35.16%
   4,890,000     U.S. Treasury notes, 3.375%, 04/30/04              4,928,203        27.39%
   4,410,000     U.S. Treasury notes, 2.125%, 08/31/04              4,440,319        24.68%
                                                                ----------------------------
                 TOTAL INVESTMENTS IN U.S. TREASURY NOTES
                   (AMORTIZED COST $15,693,475)                 $  15,696,084        87.23%
                                                                ============================

                      MILLBURN WORLD RESOURCE TRUST
                   STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED
                                                      SEP 30         SEP 30
                                                       2004           2003

Investment income
Interest income                                     $   26,776     $   54,692

EXPENSES
Brokerage fees                                         185,095        449,052
Administrative expenses                                 21,848         25,000
Custody fees                                               183            755
                                                    --------------------------
Total expenses                                         207,126        474,807

Net investment loss                                   (180,350)      (420,115)
                                                    --------------------------

NET REALIZED AND UNREALIZED GAINS (LOSSES)
Net realized losses on closed positions:
  Futures and forward currency contracts              (667,512)      (442,464)
  Foreign exchange translation                            (793)            --
Net change in unrealized appreciation:
  Futures and forward currency contracts               406,276        986,007
  Foreign exchange translation                           2,545         19,691
Net gains (losses) from U.S. Treasury notes
  Net change in unrealized depreciation                  5,085        (12,275)
                                                    --------------------------
Total net realized and unrealized gains (losses)      (254,399)       550,959
                                                    --------------------------

Net income (loss)                                   $ (434,749)    $  130,844
                                                    ==========================

Net income (loss) per unit outstanding              $   (47.35)    $     6.26

                      MILLBURN WORLD RESOURCE TRUST
                   STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    FOR THE NINE MONTHS ENDED
                                                      SEP 30          SEP 30
                                                       2004            2003
                                                    --------------------------

INVESTMENT INCOME
Interest income                                     $   101,456     $  207,376

EXPENSES
Brokerage fees                                          812,972      1,386,626
Administrative expenses                                  71,848         75,000
Custody fees                                                939          2,178
                                                    --------------------------
Total expenses                                          885,759      1,463,804

Net investment loss                                    (784,303)    (1,256,428)
                                                    --------------------------

NET REALIZED AND UNREALIZED GAINS (LOSSES)
Net realized gains (losses) on closed positions:
  Futures and forward currency contracts               (321,224)     3,139,467
  Foreign exchange translation                            6,396        (30,031)
Net change in unrealized appreciation:
  Futures and forward currency contracts               (647,903)      (541,690)
  Foreign exchange translation                             (392)        24,861
Net losses from U.S.Treasury notes
Net realized losses                                      (1,964)            --
Net change in unrealized depreciation                   (14,431)       (14,835)
                                                    --------------------------
Total net realized and unrealized gains (losses)       (979,518)     2,577,772
                                                    --------------------------

Net income (loss)                                   $(1,763,821)    $1,321,344
                                                    ==========================

Net income (loss) per unit outstanding              $   (186.33)    $    67.41

                          MILLBURN WORLD RESOURCE TRUST
               STATEMENTS OF CHANGES IN TRUST CAPITAL (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004:

                                                                 NEW PROFIT
                                       UNITHOLDERS               MEMO ACCT.          MANAGING OWNER                TOTAL
                                -------------------------   ------------------    -------------------   ---------------------------
                                   AMOUNT         UNITS        AMOUNT    UNITS      AMOUNT      UNITS       AMOUNT          UNITS
                                ---------------------------------------------------------------------------------------------------
Trust capital at
  December 31, 2003             $17,388,934    15,451.569   $      --       --     $605,521         --   $17,994,455     15,451.569
Redemptions                      (8,051,970)   (7,327.513)                  --           --         --    (8,051,970)    (7,327.513)
Additional units allocated**             --        12.093          --       --           --         --            --         12.093
Net loss                         (1,696,688)                       --       --      (67,133)              (1,763,821)            --
Trust capital at                ---------------------------------------------------------------------------------------------------
  September 30, 2004            $ 7,640,276     8,136.149   $      --       --     $538,388         --   $ 8,178,664      8,136.149
                                ===================================================================================================

NET ASSET VALUE PER UNIT OUTSTANDING AT
  AT SEPTEMBER 30, 2004:                                    $  939.05
                                                            ---------

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003:

                                                                 NEW PROFIT
                                       UNITHOLDERS               MEMO ACCT.          MANAGING OWNER                TOTAL
                                -------------------------   ------------------    -------------------   ---------------------------
                                   AMOUNT         UNITS        AMOUNT    UNITS      AMOUNT      UNITS       AMOUNT          UNITS
                                ---------------------------------------------------------------------------------------------------
Trust capital at
  December 31, 2002             $20,303,891    17,431.417   $      --       --     $576,320         --   $20,880,211     17,431.417
Redemptions                      (1,964,612)   (1,556.293)         --       --           --         --    (1,964,612)    (1,556.293)
Additional units allocated**             --        21.324          --       --           --         --            --         21.324
Net income                        1,248,340                        --       --           --     73,004     1,321,344             --
Trust capital at                ---------------------------------------------------------------------------------------------------
  September 30, 2003            $19,587,619    15,896.448   $      --       --     $649,324         --   $20,236,943     15,896.448
                                ===================================================================================================

NET ASSET VALUE PER UNIT OUTSTANDING AT
AT SEPTEMBER 30, 2003:                                      $1,232.20
                                                            ---------

** Additional units are issued to Unitholders who are charged less than a 9% brokerage fee

                          MILLBURN WORLD RESOURCE TRUST
                 STATEMENTS OF FINANCIAL HIGHLIGHTS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30                                 2004             2003
------------------------------------------------------------------------------------------------
Net income (loss) from operations:
  Net investment loss                                               $   (20.80)       $   (26.11)
  Net realized and unrealized gains (losses) on
    trading of futures and forward currency contracts                   (27.10)            33.11
  Net gains (losses) from U.S. Treasury
    obligations                                                           0.55             (0.74)
                                                                    ----------------------------
Net income (loss) per unit                                              (47.35)             6.26
Net asset value per unit,
  beginning of period                                                   986.40          1,225.94
                                                                    ----------------------------

Net asset value per unit,
  end of period                                                     $   939.05        $ 1,232.20
                                                                    ============================

TOTAL RETURN AND RATIOS FOR THE THREE MONTHS ENDED SEPTEMBER 30:

                                                                          2004             2003
                                                                    ----------------------------

Total return:                                                            (4.80)%           0.51 %
Ratio of expenses to average net assets (a):                             10.08 %           9.38 %
Ratio of net investment loss to average net assets (a):                  (8.85)%          (8.33)%

(a) Annualized

                          MILLBURN WORLD RESOURCE TRUST
                 STATEMENTS OF FINANCIAL HIGHLIGHTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30:                                 2004             2003
------------------------------------------------------------------------------------------------
Net income (loss) from operations:
  Net investment loss                                               $   (69.09)       $   (75.60)
  Net realized and unrealized gains (losses) on
    trading of futures and forward currency contracts                  (115.86)           143.89
  Net losses from U.S. Treasury
    obligations                                                          (1.38)            (0.88)
                                                                    ----------------------------
Net income (loss) per unit                                             (186.33)            67.41
Net asset value per unit,
  beginning of period                                                 1,125.38          1,164.79
                                                                    ----------------------------

Net asset value per unit,
  end of period                                                     $   939.05        $ 1,232.20
                                                                    ============================

TOTAL RETURN AND RATIOS FOR THE NINE MONTHS ENDED SEPTEMBER 30:

                                                                          2004             2003
                                                                    ----------------------------

Total return:                                                           (16.56)%           5.79 %
Ratio of expenses to average net assets (a):                              9.68 %           9.38 %
Ratio of net investment loss to average net assets (a):                  (8.62)%          (8.08)%

(a) Annualized

NOTES TO FINANCIAL STATEMENTS

The accompanying financial statements of Millburn World Resource Trust (the "Trust") are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Trust's financial condition at September 30, 2004 (unaudited) and December 31, 2003 and the results of its operations for the three and nine month periods ended September 30, 2004 and 2003 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003. The December 31, 2003 information has been derived from the audited financial statements as of December 31, 2003.

Certain amounts in the 2003 financial statements were reclassified to conform with the 2004 presentation.

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

The Trust trades futures and forward contracts on interest rates, commodities, currencies, metals, energy and stock indices. Due to the nature of the Trust's business, substantially all its assets are represented by cash and United States Government obligations, while the Trust maintains its market exposure through open futures and forward contract positions.

The Trust's assets are generally held as cash, cash equivalents or U.S. Government obligations which are used to margin or collateralize the Trust's futures and forward currency positions and are withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to daily price fluctuation limits, which are inherent in the Trust's futures and forward trading, the Trust's assets are highly liquid and are expected to remain so. During its operations through the three and nine month periods ending September 30, 2004, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

                            TOTAL TRUST
MONTH ENDING:                 CAPITAL
----------------------------------------
September 30, 2004        $    8,178,664
June 30, 2004                  9,420,395
December 31, 2003             17,994,455

-----------------------------------------------------------------
                  Period ended September 30, 2004
-----------------------------------------------------------------

                             THREE MONTHS            NINE MONTHS
                          ---------------------------------------
Change in Trust Capital   $   (1,241,731)            (9,815,791)
Percent Change                    -13.18%                -54.55%

THREE MONTHS ENDED SEPTEMBER 30, 2004

The decrease in the Trust's net assets of $1,241,731 during the three months ended September 30, 2004. This decrease was attributable to redemptions of $806,982 and net loss from operations of $434,749.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage fees for the three months ended September 30, 2004 decreased $263,957, relative to the corresponding period in 2003.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers. Interest income for the three months ended September 30, 2004 decreased $27,916, relative to the corresponding period in 2003. This decrease was attributable to a reduction in the Trust's net assets (via redemptions and trading losses), which was partially offset by an increase in short-term Treasury yields.

The Trust experienced net realized and unrealized losses of $254,399 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $185,095, administrative expenses of $21,848 and custody fees of $183 were incurred. Interest income of $26,776 partially offset the Trust's expenses, resulting in net loss of $434,749. An analysis of the trading gain (loss) by sector is as follows:

Sector            % Gain (Loss)
--------          -------------

Currencies              (5.05)%
Energies                 3.32 %
Grains                   1.24 %
Interest rates          (1.15)%
Metals                   0.13 %
Softs                    0.04 %
Stock indices           (1.50)%
                  -------------
Total                   (2.97)%


NINE MONTHS ENDED SEPTEMBER 30, 2004

The decrease in the Trust's net assets of $9,815,791 during the nine months ended September 30, 2004. This decrease was attributable to redemptions of $8,051,970 and net loss from operations of $1,763,821.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage fees for the nine months ended September 30, 2004 decreased $573,654, relative to the corresponding period in 2003.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers. Interest income for the nine months ended September 30, 2004 decreased $105,920, relative to the corresponding period in 2003. This decrease was attributable to a reduction in the Trust's net assets (via redemptions and trading losses), which was partially offset by an increase in short-term Treasury yields.

The Trust experienced net realized and unrealized losses of $979,518 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $812,972, administrative expenses of $71,848 and custody fees of $939 were incurred. Interest income of $101,456 partially offset the Trust's expenses, resulting in net loss of $1,763,821. An analysis of the trading gain (loss) by sector is as follows:

Sector            % Gain (Loss)
--------          -------------

Currencies             (14.97)%
Energies                 6.83 %
Grains                   1.47 %
Interest rates          (0.17)%
Metals                  (0.63)%
Softs                    0.03 %
Stock indices           (3.57)%
                  -------------
Total                  (11.01)%

MANAGEMENT DISCUSSION - 2004

July 1, 2004 to September 30, 2004

The Trust's NAV per unit declined 4.80% during the third quarter. Trading of financial futures--currencies, interest rates and stock indices--was broadly unprofitable, and gains from non-financial futures trading--energy, metals, and agricultural--offset only a portion of those losses.

Trading of financial markets was treacherous during the quarter, particularly in July and August. Most of the financial markets in the program were mired in broad ranges with unhelpful volatility and little net direction. These conditions reflected uncertainty concerning developments in Iraq, the outcome of the U.S. elections, the strength of the U. S. economy, and China's ability to slow its economy without damage to the world economy. Market expectations about the American dollar vacillated from weak to strong to neutral to weak during the three months under review. As a result, currency trading was broadly unprofitable, with the largest losses registered in dollar/yen and dollar/euro.

With this much uncertainty roiling equity markets, losses were produced on both long and short positions for German, U.S. and Japanese stock index futures. The exception in this sector was a long position in the Hong Kong Hang Seng index which was profitable.

Interest rate futures were also buffeted by the aforementioned uncertainties, resulting in overall losses for the sector. Long positions in U.S. notes and German bonds were profitable, however.

In contrast to the financial markets, energy markets displayed rather persistent and strong trends over the summer. Growing worldwide demand, spurred on especially by China, coupled with worries about supplies from Venezuela, Nigeria, and Iraq, and hurricane disruptions near the U.S., kept petroleum and petroleum product prices on the upswing. As a result, long positions in crude oil, heating oil and London gasoil were profitable. A short natural gas position was fractionally positive as well.

Elsewhere, a long copper position, and short corn and cotton positions were profitable, and outweighed losses from a long gold position and trading of coffee.

April 1, 2004 to June 30, 2004

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

Surprisingly strong U.S. employment reports beginning in April, and official moves in China to slow its booming economy caused abrupt price trend reversals in most of the markets comprising the portfolio. For example, as the quarter began, the portfolio held long positions across a broad range of US and European interest rate futures. These positions had been quite profitable in prior weeks and reflected declining interest rate trends that were in large measure a response to the so-called "jobless recovery" in the U.S. However, in the wake of strong employment data, interest rates rose sharply worldwide and bond market sentiment seemed to turn negative on a dime. As a result, the portfolio sustained sizable losses on its long bond futures positions. Thereafter, interest rates vacillated and failed to sustain a trend.

At the start of the period, the portfolio also held long positions in a number of Asian currencies including, the yen, Korean won and Singapore dollar. Long commodity currency positions (Australian dollar, New Zealand dollar, and South African rand) were also held in the portfolio. Market participants, intuiting that any slowdown in Chinese growth would be negative for Asia and for industrial commodities, sold the Asian and commodity currencies, producing declines. Once again, subsequent trading in the quarter was largely non-directional. Gold and copper prices, which were trending upward early in the year, fell markedly due to the altered growth prospects in China and in the wake of a strengthening US currency, resulting in losses in long positions.

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

MANAGEMENT DISCUSSION - 2003

July 1, 2003 to September 30, 2003

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

Medium-term and long-term interest rates in Europe, the U.S. and Japan resumed their decline during April and May. Hence, long positions in 5-year, 10-year and 30-year interest rate futures contracts for U.S., European and Japanese instruments were very profitable. By mid-September, however, amid signs of nascent growth, interest rates started to rise significantly and there were some losses sustained on these same positions, which were subsequently reversed to short futures contract positions.

A similar pattern of profits in April and May followed by losses in September was exhibited in the currency sector. Short U.S. dollar positions against the euro, other European currencies, the Australian, New Zealand and Singapore dollars, and the South African rand produced sizable gains early in the quarter. Later, however, as the U.S. dollar rebounded against the European bloc of currencies, there were losses on many of these short foreign dollar positions, although the short dollar positions versus the Aussie, New Zealand, South African and Singapore currencies were still fractionally profitable. Meanwhile, the dollar/yen exchange rate was quite volatile and losses were registered on both long and short dollar positions throughout the quarter. Finally, long euro positions vis-a-vis the yen, Norwegian krone, and pound sterling, and a long sterling position relative to the yen were profitable.

Trading of stock index futures was fractionally positive. Long positions in German, Japanese, and the Nasdaq stock indices were profitable, while a short S&P index trade was somewhat unprofitable.

An up-trend in natural gas reversed and spiked sharply downward in September, resulting in a marked loss on a long position. Trading elsewhere in the energy sector had a slight negative impact on performance.

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

PART II. OTHER INFORMATION

ITEM I. Legal Proceedings - None
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(e) Pursuant to the Trust's Declaration of Trust and Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended September 30, 2004:

MONTH                              UNITS REDEEMED      NAV PER UNIT
-------------------------------------------------------------------

July 31, 2004                          430.735          $  958.34
August 31, 2004                        137.764             922.41
September 30, 2004                     284.452             939.05
                                       -------
TOTAL                                  852.951
                                       =======

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

The following exhibit is incorporated by reference filed on Form 8-K pursuant to The Securities Act of 1934

            i. Item 4.01 Changes in Registrant's Certifying Accountant, filed on September 2, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:  Millburn Ridgefield Corporation,
Managing Owner
Date: November 12, 2004
                                 /s/ Tod A. Tanis
                                 ----------------
                                 Tod A. Tanis
                                 Vice-President
                                 (principal accounting officer)