Form 10-K
period 2004-12-31
MILLBURN WORLD RESOURCE TRUST
filed 2005-03-31
CIK 943487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2004

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

Yes  ☐                   No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Documents Incorporated by Reference

Registrant’s Financial Statements for the Years ended December 31, 2004, 2003 and 2002 with Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2004, is incorporated by reference into Part II item 8 and Part IV hereof and filed as an exhibit herewith.

PART I

Item 1.   Business

(a)   General development of business

The Millburn World Resource Trust (the “Trust”) is a business trust organized June 7, 1995 pursuant to a Declaration of Trust and Trust Agreement (the “Trust Agreement”), under the Delaware Business Trust Act.  Between July 12, 1995 and September 11, 1995 (the “Initial Offering”), units of beneficial interest in the Trust (the “Units”) were publicly offered at an initial price of $1,000 per Unit.  The proceeds of the Initial Offering and interest thereon were held in escrow until September 13, 1995 at which time an aggregate of $15,141,664 was turned over to the Trust and the Trust commenced operations.  The Trust most recently offered Units during January 2002 and, as of December 31, 2004, Units were not being offered.  The offering is registered under the Securities Act of 1933, as amended, and a total of $150 million of Units have been registered.  A total of $98,280,140 of Units have been sold to the public as of December 31, 2004.

The Trust engages in speculative trading in the futures, options and forward markets.

Millburn Ridgefield Corporation (the “Managing Owner”), a Delaware corporation, is the managing owner and the commodity trading advisor for the Trust.  The Managing Owner invested $400 in the Trust as an initial capital contribution to the Trust and $155,005 in the Trust at the outset of trading.  Thereafter, the Managing Owner contributed an additional $417,000 and has redeemed $950,000 of Units as of December 31, 2004.  After reflecting cumulative gains and profit shares of $561,467, the Managing Owner’s investment in the Trust totaled $183,872 as of December 31, 2004.

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

The first step in the trading methodology is developing trading systems which generate buy or sell decisions in a particular market based on the direction of price trends occurring over different time-frames. Over the last 30 years, the Managing Owner has developed hundreds of trading systems. These “heritage” systems are augmented from time to time with the results of research. The Managing Owner tests the full range of the systems in each market against five, ten or fifteen years of historical data to simulate the results the system would have achieved in the markets had the system been used to make trading decisions during the simulation period. It then calculates (i) the profitability of the systems and (ii) a number of statistics designed to identify high quality profits such as (a) the percentage of profitable trades, (b) the worst losses experienced, (c) the average giveback of maximum profits on profitable trades and (d) Sharpe ratio (risk-adjusted returns).

The Managing Owner selects multiple systems in each market after a review of statistical data for the heritage systems in an effort to diversify away from reliance on a single system. The Managing Owner attempts to select systems with different characteristics to smooth the return stream. The Managing Owner then selects portfolio weightings taking into account statistical data on the systems’ returns, the relative volatility of the markets, liquidity constraints and the Managing Owner’s judgment and experience.

Risk is a function of both price level and price volatility.  In attempting to assess market volatility as a means of monitoring and evaluating risk, the Managing Owner uses its volatility overlay as a part of individual market risk management. This system is designed to measure the risk in the portfolio’s position in each market and signals a decrease in position size when risk increases and an increase in position size when risk decreases.

In addition to the volatility overlay, the Managing Owner’s risk management focuses on money management principles applicable to the portfolio as a whole rather than to individual markets and control of leverage and portfolio size.  There are, however, no restrictions on the amount of leverage the Managing Owner may use at any given time.

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

Prudential Financial Derivatives LLC, Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith Inc. act as the futures brokers for the Trust.  The Trust executes currency forward trades with several brokers and banks, including Morgan Stanley & Co. Incorporated and clears all such trades with Morgan Stanley & Co. Incorporated, serving as prime broker.  The Trust pays “bid asked” spreads on its forward trades, as such spreads are incorporated into the pricing of forward contracts.  The Managing Owner monitors the Trust’s trades to ensure that the prices it receives are competitive.

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

(b)   Holders.

As of December 31, 2004, there were 519 holders of Units.

(c)   Dividends.

No distributions or dividends have been made on the Units, and the Managing Owner has no present intention to make any.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)   Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Registrant has made no sales of unregistered securities within the past three years.

(f)   Issuer Purchases of Equity Securities.

Pursuant to the Trust’s Declaration of Trust and Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit.  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the fourth calendar quarter of 2004:

Month	Units Redeemed	Redemption Date NAV per Unit

October 31, 2004	155.516	993.49
November 30, 2004	172.907	1,077.87
December 31, 2004	171.752	1,081.91
Total	500.175

Item 6.   Selected Financial Data

The following is a summary of operations for the fiscal years 2004, 2003, 2002, 2001 and 2000, and total assets of the Trust at December 31, 2004, 2003, 2002, 2001 and 2000.  The Trust commenced trading operations on September 13, 1995.

	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002	For the Year Ended December 31, 2001	For the Year Ended December 31, 2000
Revenue: Total net realized and unrealized gains (losses)*	$443,927	$1,202,555	$5,309,031	$(2,138,120)	$1,021,419
Interest income	134,837	253,838	469,289	1,467,711	2,037,153

Expenses:
Administrative expenses**	95,749	102,856	106,135	265,562	297,751
Brokerage Commissions	1,003,462	1,774,676	2,041,313	2,629,963	3,298,836

Net Income (loss)	$(520,447)	$(421,139)	$3,630,872	$(3,565,934)	$(538,015)

Total assets	$9,201,458	$18,378,284	$21,381,228	$26,592,238	$36,609,165
Total Trust capital	$8,445,343	$17,994,455	$20,880,211	$25,723,057	$34,230,993
Net asset value per Unit	$1,081.91	$1,125.38	$1,164.79	$998.22	$1,135.68
Increase (decrease) in net asset value per Unit	$(43.47)	$(39.41)	$166.57	$(137.46)	$25.80

*From trading of futures and forward contracts, foreign exchange transactions and U.S. Treasury obligations

**Includes custody fees

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

The Trust trades futures, options and forward contracts on interest rates, commodities, currencies, metals, energy and stock indices.  Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk).  Market risk is generally to be measured by the face amount of the futures positions acquired and the volatility of the markets traded.  The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties.  Margins which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may require margin or collateral in the over-the-counter markets.

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

The Trust’s futures contracts are settled by offset and are cleared by the exchange clearinghouse function.  Open futures positions are marked to market each trading day and the Trust’s trading accounts are debited or credited accordingly.  Options on futures contracts are settled either by offset or by exercise.  If an option on a future is exercised, the Trust is assigned a position in the underlying future which is then settled by offset.  The Trust’s spot and forward currency transactions conducted in the interbank market are settled by netting offsetting positions or payment obligations and by cash payments.

The value of the Trust’s cash and financial instruments is not materially affected by inflation.  Changes in interest rates, which are often associated with inflation, could cause the value of certain of the Trust’s debt securities to decline, but only to a limited extent.  More important, changes in interest rates could cause periods of strong up or down market price trends, during which the Trust’s profit potential generally increases.  However, inflation can also give rise to markets which have numerous short price trends followed by rapid reversals, markets in which the Trust is likely to suffer losses.

Liquidity

The Trust’s assets are generally held as cash or cash equivalents which are used to margin the Trust’s futures positions and withdrawn, as necessary, to pay redemptions and expenses.  Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Trust’s futures and forward trading, the Trust’s assets are highly liquid and are expected to remain so.  During its operations through December 31, 2004, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

Critical Accounting Estimates

The Trust records its transactions in futures and forward currency contracts, including related income and expenses, on a trade date basis.  Open futures contracts traded on an exchange are valued at market, which is based on the closing settlement price on the exchange where the futures contract is traded by the Trust on the day with respect to which Net Assets are being determined.  Open forward currency contracts are recorded at fair value, based on pricing models that consider the current market prices (“Spot Prices”) plus the time value of money (“Forward Points”) and contractual prices of the underlying financial instruments.  The Spot Prices and Forward Points for open forward currency contracts are generally based on the 3:00 P.M. New York time prices provided by widely used quotation service providers on the day with respect to which Net Assets are being determined.  The Forward Points from the quotation service providers are generally in periods of one month, two months, three months and six months forward while the contractual forward delivery dates for the foreign currency contracts traded by the Trust may be in between these periods.

The Managing Owner’s policy is to calculate the Forward Points for each contract being valued by determining the number of days from the date the forward currency contract is being valued to its maturity date and then using straight-line interpolation to calculate the valuation of Forward Points for the applicable forward currency contract.  The Managing Owner will also compare the calculated price to the forward currency prices provided by dealers to determine whether the calculated price is fair and reasonable.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, such as accrual of expenses, that affect the amounts and disclosures reported in the financial statements.  Based on the nature of the business and operations of the Trust, the Managing Owner believes that the estimates utilized in preparing the Trust’s financial statements are appropriate and reasonable, however actual results could differ from these estimates.  The estimates used do not provide a range of possible results that would require the exercise of subjective judgment.  The Managing Owner further believes that, based on the nature of the business and operations of the Trust, no other reasonable assumptions relating to the application of the Trust’s critical accounting estimates other than those currently used would likely result in materially different amounts from those reported.

Off-Balance Sheet Arrangements

The Trust does not engage in off-balance sheet arrangements with other entities.

Contractual Obligations

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Trust’s sole business is trading futures and forward currency contracts, both long (contracts to buy) and short (contracts to sell).  All such contracts are settled by offset, not delivery.  Substantially all such contacts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities.   The Trust’s Financial Statements, included as Exhibit 13.01 to this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open future and forward currency contracts, both long and short, at December 31, 2004.

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

During 2004, the Trust achieved net realized and unrealized gains of $443,927 from its trading operations (including foreign exchange transactions and translations).  Brokerage fees of $1,003,462 were paid or accrued.  The Trust paid no profit share to the Managing Owner.  Interest income of $134,837 partially offset the Trust’s expenses resulting in a net loss (inclusive of administrative expenses) of $520,447 and a 3.86% decrease in the Net Asset Value per Unit.  An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)

Interest Rate	2.72%
Currencies	(3.05)%
Stock Indices	(2.10)%
Metals	0.10%
Energy	5.54%
Grains	1.30%
Softs	0.02%
Meats	0.12%

Total	4.65%

The year 2004 was distinguished by dramatic transitions in the underlying character of market trading dynamics. Profitable trends in January and February gave way to a six month period of trendless, turbulent action across a broad swath of markets that produced significant losses. Beginning in September, trends reappeared and the Trust chalked up a sharp recovery in the year’s final four months. Interest rate and energy trading were profitable and to a lesser extent so was trading of agricultural commodities.  These gains partially offset losses from currency, and stock index trading. The Trust generated a trading gain for the year.

At the start of the year, long positions in note and bond futures, particularly for the U.S. and Europe, were quite profitable as sluggish European growth, concerns about a “jobless” U.S. recovery and central bank buying of treasuries drove interest rates down.  Rising energy prices benefited long energy positions, and equity and metals trading were profitable.  Currency trading was very unprofitable, however, as a dollar decline halted and reversed during the quarter.

From March through August, a number of uncertainties plagued market participants including:  the June Iraqi elections, the U.S. Presidential elections in November, the strength of the American economy and thrust of Federal Reserve policy, and China’s foreign exchange, industrial and monetary policy directions.  As a result, markets across the board displayed unprofitable, directionless price action.  Trading of currencies, interest rates, stock indices, metals and agricultural commodities produced losses.  Energy trading, in fact, was the only profitable sector for this period, and the gain was only marginal.

As the aforementioned uncertainties began to clarify, market participants became more confident of their opinions and a number of profitable trend opportunities emerged.  In particular, a sharp dollar decline led to excellent profits from a series of short dollar positions, particularly versus the euro and Korean won.  This dollar sell off was prompted by worries about persistent U. S. current account and budget deficits, as well as the rising probability that foreign central banks would begin to diversify their international reserve holdings away from the American currency. Trading of interest rate, stock index, and metal futures was also profitable over the last four months of the year.

2003

During 2003, the Trust achieved net realized and unrealized gains of $1,202,555 from trading operations (including foreign exchange transactions and translations).  Brokerage fees of $1,774,676 were paid or accrued.  The Trust paid no profit share.  Interest income of $253,838 partially offset the Trust’s expenses resulting in a net loss (inclusive of administrative expenses) of $421,139 and a 3.38% decrease in the Net Asset Value per Unit.  An analysis of the trading gain (loss) by sector is as follows:

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

2002

During 2002, the Trust achieved net realized and unrealized gains of $5,309,031 from trading operations (including foreign exchange transactions and translations).  Brokerage fees of $2,041,313 were paid or accrued.  The Trust paid no profit share.  Interest income of $469,289 partially offset the Trust’s expenses resulting in a net gain (inclusive of administrative expenses) of $3,630,872 and a 16.69% increase in the Net Asset Value per Unit.  An analysis of the trading gain (loss) by sector is as follows:

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

Item 8.   Financial Statements and Supplementary Data

Financial statements required by this item, including the report of Deloitte & Touche LLP for the fiscal year ended December 31, 2004, are included as Exhibit 13.01 to this report.  The report of Ernst & Young LLP for the fiscal year ended December 31, 2003 is filed as Exhibit 13.02 hereto.

The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2004 and 2003.  This information has not been audited.

	4th Quarter 2004	3rd Quarter 2004	2nd Quarter 2004	1st Quarter 2004
Interest Income:	$33,381	$26,776	$31,874	$42,806
Net Realized and Unrealized Gains (Losses)	1,423,445	(254,399)	(2,016,908)	1,291,789
Expenses:	213,452	207,126	273,293	405,340
Net Income (Loss):	1,243,374	(434,749)	(2,258,327)	929,255
Net Income (Loss) per Unit:	142.86	(47.35)	(195.20)	56.22

	4th Quarter 2003	3rd Quarter 2003	2nd Quarter 2003	1st Quarter 2003
Interest Income:	$46,462	$54,692	$64,532	$88,152
Net Realized and Unrealized Gains (Losses)	(1,375,217)	550,959	1,223,776	803,037
Expenses:	413,728	474,807	484,088	504,909
Net Income (Loss):	(1,742,483)	130,844	804,220	386,280
Net Income (Loss) per Unit:	(106.82)	6.26	44.49	16.66

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 25, 2004, Ernst & Young LLP notified the Board of Directors of the Managing Owner that it had resigned as the independent auditor for the Trust.  On August 26, 2004, the Board of Directors of the Managing Owner approved the engagement of  Deloitte & Touche LLP as independent registered public accounting firm for the Trust.

Disclosure regarding the change of the Trust’s auditors was previously reported on the Trust’s current report on Form 8-K filed August 26, 2004, as amended by Amendment No. 1 thereto filed on September 2, 2004.  There were no disagreements with Ernst & Young LLP regarding accounting principles or practices, financial statement disclosure or audit scope or procedure.

Item 9A. Controls and Procedures

The Managing Owner, with the participation of the Managing Owner’s principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust as of the end of the fiscal year for which this Annual Report on Form 10-K is being filed, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.  There were no significant changes in the Managing Owner’s internal controls with respect to the Trust or in other factors applicable to the Trust that could significantly affect these controls subsequent to the date of their evaluation.

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

The principals and senior officers of the Managing Owner as of December 31, 2004 are as follows:

Harvey Beker, age 51.   Mr. Beker is Co-Chief Executive Officer and Co-Chairman of the Managing Owner and The Millburn Corporation, and a partner of their affiliate, ShareInVest Research L.P.  He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975.  From June 1975 to July 1977, Mr. Beker was employed by Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies.  From July 1977 to June 1978, Mr. Beker was a futures trader at Clayton Brokerage Co. of St. Louis.  Mr. Beker has been employed by The Millburn Corporation since June 1978 and initially served as the Director of operations for its affiliate, Millburn Partners.  During his tenure at Millburn (including its affiliates, Millburn Partners and CommInVest Research Limited Partnership (“CommInVest”)) he has been instrumental in the development of the research, trading and operations areas.  Mr. Beker became a principal of the firm in June 1982, and a partner in ShareInVest, the predecessor of ShareInVest Research L.P. (“ShareInVest”), in April 1982.

Gregg R. Buckbinder, age 46.   Mr. Buckbinder is Senior Vice-President and Chief Operating Officer of the Managing Owner and The Millburn Corporation and a partner, since January 2000, of ShareInVest.  He graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988.  He joined the Managing Owner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P. where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997.  Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems.  He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business.  He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

George E. Crapple, age 60.   Mr. Crapple is Co-Chief Executive Officer and Co-Chairman of the Managing Owner and The Millburn Corporation and a partner of ShareInVest.  In 1966 he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa.  In 1969 he graduated from Harvard Law School, magna cum laude, where he was a member of the Harvard Law Review.  He was a lawyer with Sidley & Austin, Chicago, Illinois, from 1969 until April 1, 1983, as a partner since 1975, specializing in commodities, securities, corporate and tax law.  He was first associated with the Managing Owner in 1976 and joined Managing Owner and The Millburn Corporation (including its affiliates, Millburn Partners and CommInVest) on April 1, 1983 on a full-time basis.  He became a partner in ShareInVest in April 1984.  Mr. Crapple is a Director, Member of the Executive Committee, Chairman of the Appeals Committee and a former Chairman of the Eastern Regional Business Conduct Committee of the NFA, past Chairman of the Managed

Funds Association, a member of the Global Markets Advisory Committee of the CFTC and a member of the board of directors of the Futures Industry Association (“FIA”).

Steven M. Felsenthal, age 35.  Mr. Felsenthal is General Counsel and Chief Compliance Officer of the Managing Owner, The Millburn Corporation and ShareInVest.  Prior to joining Millburn in January 2004, Mr. Felsenthal was a senior associate in the investment management group at Schulte Roth & Zabel LLP (September 1999- January 2004), where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of Kramer, Levin, Naftalis & Frankel LLP (October 1996- September 1999).  He graduated cum laude from Yeshiva University in 1991 with a bachelor of arts degree in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal.  Mr. Felsenthal received an LL.M degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles on various topics related to investment management.  Mr. Felsenthal is a member of the New York State Bar.

Mark B. Fitzsimmons, age 57.  Mr. Fitzsimmons is a Senior Vice-President of the Managing Owner and The Millburn Corporation and a partner, since January 2000, of ShareInVest.  His responsibilities include both business development and investment strategy.  He joined the Managing Owner and its affiliates in January 1990 from Morgan Stanley & Co. Incorporated where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990.  From September 1977 to October 1987 he was with Chemical Bank New York Corporation (“Chemical”), first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice-President and Manager of Chemical’s Corporate Trading Group.  While at Chemical he also traded both foreign exchange and fixed income products.  From September 1973 to September 1977 Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department.  He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. in economics.  His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973.

Barry Goodman, age 47.   Mr. Goodman is Executive Vice-President, Director of Trading and Co-Director of Research of the Managing Owner and The Millburn Corporation and a partner of ShareInVest .  His responsibilities include overseeing the firm’s trading operation and managing its trading relationships, as well as the design and implementation of trading systems.  He graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics.  From September 1980 through October 1982 he was a commodity trader for E. F. Hutton & Co., Inc.   (“E.F. Hutton”).  At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets.  He joined the Managing Owner and The Millburn Corporation (including its affiliate, Millburn Partners) in November 1982 as Assistant Director of Trading.  He became a partner in ShareInVest in January 1984.

Dennis B. Newton, age 53.  Mr. Newton is a Senior Vice-President of the Managing Owner and The Millburn Corporation.  His primary responsibilities are in administration and business development.  Prior to joining the Managing Owner and The Millburn Corporation in September 1991, Mr. Newton was President of Phoenix Asset Management, Inc. (“Phoenix”), a registered commodity pool operator from April 1990 to August 1991 and President of its affiliated introducing broker, Phoenix Futures Inc., from March 1990 to June 1991.  Prior to his employment with Phoenix, Mr. Newton was a Director of Managed Futures with Prudential-Bache Securities Inc. (“Prudential-Bache”) from October 1987 to March 1990 and was associated with its affiliated futures commission merchant entity, Prudential Securities Futures Management, Inc.  Mr. Newton joined Prudential-Bache from Heinold Asset Management, Inc.  (“Heinold”), and its affiliated futures commission merchant, Heinold Commodities Inc., where he was a member of the senior management team from October 1974 to October 1987.  Heinold was a pioneer and one of the largest sponsors of funds utilizing futures and currency forward trading.

Grant N. Smith, age 53.   Mr. Smith is Executive Vice-President and Co-Director of Research of the Managing Owner and The Millburn Corporation and a partner of ShareInVest.  He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm.  He received a B.S. degree from the Massachusetts Institute of Technology (“M.I.T.”) in 1974 and an M.S. degree from M.I.T. in 1975.  While at M.I.T. he held several teaching and research positions in the computer science field and participated in various projects relating to database management.  He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the Managing Owner, The Millburn Corporation and their affiliates since that time.

Tod A. Tanis, age 50.   Mr. Tanis is a Vice President, Principal Accounting Officer and Director of Operations of the Managing Owner and The Millburn Corporation.  He is responsible for overseeing operations and accounting for the firm’s commodity pools.  He graduated from Grove City College in May 1976 with a B.A. in accounting and joined the Managing Owner and The Millburn Corporation in May of 1983.  Prior to joining Millburn, he was with E.F. Hutton, where he was a Manager from December 1982 to April 1983; a Supervisor from August 1982 to December 1982; an International Accountant from April 1979 to August 1982; and a staff accountant from June 1978 to April 1979.  As a Manager at E.F. Hutton, he was responsible for all internal and external commodity reporting.  Mr. Tanis also served as a Junior Accountant and then International Staff Accountant with Merrill Lynch & Company from September 1976 to May 1978.

(c)   Identification of Certain Significant Employees

None.

(d)    Family Relationships

None.

(e)     Business Experience

See Item 10 (a,b) above.

(f)     Involvement in Certain Legal Proceedings

None.

(g)     Promoters and Control Persons

The Managing Owner is the sole promoter and control person of the Trust.

(h)   Audit Committee Financial Expert

Since the Trust has no employees, officers or directors, the Trust has no audit committee.  The Trust is managed by the Managing Owner.  Gregg Buckbinder serves as the Managing Owner’s “audit committee financial expert.”  Mr. Buckbinder is not independent of the management of the Managing Owner.  The Managing Owner is a privately owned corporation managed by its shareholders.  It has no independent directors.

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

(b)   Security Ownership of Management

Under the terms of the Trust Agreement, the Trust’s affairs are managed by the Managing Owner, which has discretionary authority over the Trust’s trading.  The Managing Owner’s managing owner interest was valued at $183,872 as of December 31, 2004, 2.18% of the Trust’s total capital.

(c)   Changes in Control

None.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.   Certain Relationships and Related Transactions

See “Item 11.  Executive Compensation” and “Item 12.  Security Ownership of Certain Beneficial Owners and Management.”  The Trust allocated to the Managing Owner $1,003,462 in brokerage fees and $0 in profit share for the year ended  December 31, 2004.  The Managing Owners’ managing owner interest showed an allocation of gain of $28,351 for the year ended December 31, 2004.  The Trust is prohibited from making any loans.

Item 14.   Principal Accountant Fees and Services

(1)           Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Trust’s financial statements and reviews of the financial statements included in the quarterly reports on Form 10-Q and in connection with the statutory and regulatory filings for the year ended December 31, 2004 were approximately $25,000.

The aggregate fees for professional services rendered by Ernst & Young LLP in connection with their audit of the Trust’s financial statements and reviews of the financial statements included in the quarterly reports on Form 10-Q and in connection with the statutory and regulatory filings for the years ended December 31, 2004 and December 31, 2003 were approximately $2,667 and $35,500, respectively.

(2)           Audit-Related Fees

There were no fees for assurance and related services rendered by Deloitte & Touche LLP or Ernst & Young LLP for the years ended December 31, 2004 and December 31, 2003.

(3)           Tax Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP for tax compliance, advice or planning services rendered by Deloitte & Touche LLP for the benefit of the Trust for the year ended December 31, 2004 was approximately $7,179.

Neither Deloitte & Touche LLP nor Ernst & Young LLP rendered tax compliance, advice or planning services for the benefit of the Trust for the year ended December 31, 2003.

(4)           All Other Fees

None.

(5)           Pre-Approval Policies

The board of directors of the Managing Owner pre-approves the engagement of the Trust’s auditor for all services to be provided by the auditor.

PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)   Financial Statements

The following are included with the 2004 Report of Independent Registered Public Accounting Firm, a copy of which is filed herewith as Exhibit 13.01.

Affirmation of Millburn Ridgefield Corporation
Report of Independent Registered Public Accounting Firm
Statements of Financial Condition
Condensed Schedules of Investments
Statements of Operations
Statements of Changes in Trust Capital
Statements of Financial Highlights
Notes to Financial Statements

(a)(2)   Financial Statement Schedules

All Schedules are omitted for the reason that they are not required or are not applicable because equivalent information has been included in the financial statements or the notes thereto.

(a)(3)   Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

13.01	2004 Report of Independent Registered Public Accounting Firm
13.02	2003 Report of Independent Auditors
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Executive Officer
32.3	Section 1350 Certification of Principal Financial Officer

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

3.01              Amended and Restated Declaration of Trust and Trust Agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2005.

THE MILLBURN WORLD RESOURCE TRUST

By:	Millburn Ridgefield Corporation,
Managing Owner

By:	/s/ Harvey Beker
Harvey Beker
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing Owner of the Registrant in the capacities and on the date indicated.

Signature	Title with General Partner	Date

/s/ Harvey Beker	Co-Chief	March 30, 2005
Harvey Beker	Executive Officer and Director
(Principal Executive Officer)

/s/ George E. Crapple	Co-Chief Executive	March 30, 2005
George E. Crapple	Officer and Director
(Principal Executive Officer)

/s/ Gregg Buckbinder	Chief Financial and Operating Officer	March 30, 2005
Gregg Buckbinder	(Principal Financial Officer)

/s/ Tod A. Tanis	Vice President	March 30, 2005
Tod A. Tanis	(Principal Accounting Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

Millburn Ridgefield Corporation

Managing Owner of Registrant

March 30, 2005

By	/s/ Harvey Beker
Harvey Beker
Co-Chief Executive Officer

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description

13.01	2004 Report of Independent Registered Public Accounting Firm

13.02	2003 Report of Independent Auditors

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Executive Officer

32.3	Section 1350 Certification of Principal Financial Officer

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