Form 10-Q
period 2005-03-31
MILLBURN WORLD RESOURCE TRUST
filed 2005-05-13
CIK 943487

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended: March 31, 2005
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number: 0-26932

                        THE MILLBURN WORLD RESOURCE TRUST
             (Exact name of registrant as specified in its charter)

                    Delaware                            06-6415583
         -------------------------------            -------------------
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

                            Yes [ ]            No [X]

Financial statements:
For the three months ended March 31, 2005 and 2004 (unaudited)


Statements of Financial Condition (a)                                          1
Condensed Schedules of Investments (a)                                         2
Statements of Operations (b)                                                   6
Statements of Changes in Trust Capital (b)                                     7
Statements of Financial Highlights (b)                                         8
Notes to the Financial Statements                                              9


(a) At March 31, 2005 (unaudited) and December 31, 2004
(b) For the three months ended March 31, 2005 and 2004 (unaudited)

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          MILLBURN WORLD RESOURCE TRUST
                        STATEMENTS OF FINANCIAL CONDITION

                                                                    UNAUDITED
                                                                     MARCH 31     DECEMBER 31
                                                                       2005           2004
                                                                   --------------------------
ASSETS

EQUITY IN TRADING ACCOUNTS:
  Investments in U.S. Treasury notes-at market value
    (amortized cost $2,470,989 and $2,433,710)                     $ 2,465,275    $ 2,431,481
  Net unrealized appreciation/(depreciation) on open futures and
    forward currency contracts                                        (256,906)       262,727
  Net unrealized depreciation on open futures and
    forward currency contracts                                              --        (22,602)
  Due from brokers                                                     215,325        299,981
  Cash denominated in foreign currencies (cost $231,703
    and $93,604)                                                       228,696         95,419
                                                                   --------------------------
      Total equity in trading accounts                               2,652,390      3,067,006

INVESTMENTS IN U.S. TREASURY NOTES-at market value
    (amortized cost $4,288,199 and $5,459,734)                       4,278,475      5,452,919
CASH AND CASH EQUIVALENTS                                              244,953        661,189
ACCRUED INTEREST RECEIVABLE                                             27,113         20,344
                                                                   --------------------------
TOTAL                                                              $ 7,202,931    $ 9,201,458
                                                                   ==========================
LIABILITIES AND TRUST CAPITAL

LIABILITIES:
  Accrued expenses                                                 $    38,537    $    59,769
  Accrued brokerage fees                                                48,253         60,526
  Redemptions payable                                                  119,676        635,820
                                                                   --------------------------
      Total liabilities                                                206,466        756,115
                                                                   --------------------------

TRUST CAPITAL:
  Managing Owner interest                                              173,926        183,872
  Unitholders (6,810.867 and 7,635.974 units outstanding)            6,822,539      8,261,471
                                                                   --------------------------
      Total trust capital                                            6,996,465      8,445,343
                                                                   --------------------------

TOTAL                                                              $ 7,202,931    $ 9,201,458
                                                                   ==========================

NET ASSET VALUE PER UNIT OUTSTANDING                               $  1,001.71    $  1,081.91
                                                                   ==========================

See notes to financial statements

                          MILLBURN WORLD RESOURCE TRUST
                        CONDENSED SCHEDULE OF INVESTMENTS
                           MARCH 31, 2005 (UNAUDITED)

                                                                 NET UNREALIZED
                                                  % OF TRUST      APPRECIATION/
FUTURES AND FORWARD CURRENCY CONTRACTS              CAPITAL      (DEPRECIATION)
-------------------------------------------------------------------------------
FUTURES CONTRACTS
  Long futures contracts:
    Energies                                          0.21%      $       14,753
    Grains                                           (0.21)             (14,355)
    Interest rates                                    0.48               33,618
    Livestock                                        (0.07)              (5,220)
    Metals                                           (0.15)             (10,710)
    Softs                                            (0.07)              (5,025)
    Stock indices                                    (1.00)             (70,098)
                                                  -----------------------------
      Total long futures contracts                   (0.81)             (57,037)
                                                  -----------------------------
  Short futures contracts:
    Grains                                            0.01                  788
    Interest rates                                    0.25               17,556
    Metals                                           (0.04)              (3,017)
    Softs                                            (0.04)              (2,565)
                                                  -----------------------------
      Total short futures contracts                   0.18               12,762
                                                  -----------------------------
TOTAL INVESTMENTS IN FUTURES
  CONTRACTS-Net                                      (0.63)             (44,275)
                                                  -----------------------------
FORWARD CURRENCY CONTRACTS
      Total long forward currency contracts          (4.19)            (293,141)
      Total short forward currency contracts          1.15               80,510
                                                  -----------------------------
TOTAL INVESTMENTS IN FUTURES AND
  FORWARD CURRENCY CONTRACTS-Net                     (3.04)            (212,631)
                                                  -----------------------------

TOTAL                                                (3.67)%     $     (256,906)
                                                  =============================
                                                                   (Continued)

See notes to financial statements

                          MILLBURN WORLD RESOURCE TRUST
                        CONDENSED SCHEDULE OF INVESTMENTS
                           MARCH 31, 2005 (UNAUDITED)

U.S. TREASURY NOTES

                                                           % OF
                                                           TRUST
 FACE AMOUNT   DESCRIPTION                                CAPITAL       VALUE
--------------------------------------------------------------------------------
$  2,000,000   U.S. Treasury notes, 1.250%, 05/31/05       28.52%   $  1,995,000
     800,000   U.S. Treasury notes, 2.000%, 08/31/05       11.38         796,500
   2,400,000   U.S. Treasury notes, 1.875%, 11/30/05       33.99       2,378,250
   1,600,000   U.S. Treasury notes, 1.625%, 02/28/06       22.50       1,574,000
                                                         -----------------------
               TOTAL INVESTMENTS IN U.S. TREASURY NOTES
                 (AMORTIZED COST $6,759,188)               96.39%   $  6,743,750
                                                         =======================
                                                                     (Concluded)

See notes to financial statements

                          MILLBURN WORLD RESOURCE TRUST
                        CONDENSED SCHEDULE OF INVESTMENTS
                                DECEMBER 31, 2004

                                                                  NET UNREALIZED
                                                   % OF TRUST      APPRECIATION/
FUTURES AND FORWARD CURRENCY CONTRACTS              CAPITAL       (DEPRECIATION)
--------------------------------------------------------------------------------
FUTURES CONTRACTS
  Long futures contracts:
    Energies                                         (0.38)%       $   (31,992)
    Interest rates                                    0.05               3,807
    Livestock                                         0.01                 860
    Metals                                            0.12              10,201
    Softs                                             0.24              20,405
    Stock indices                                     0.89              75,077
                                                -------------------------------
      Total long futures contracts                    0.93              78,358
                                                -------------------------------
  Short futures contracts:
    Energies                                          0.20              16,788
    Grains                                            0.23              19,498
    Interest rates                                    0.01               1,226
    Metals                                            0.04               3,050
    Softs                                            (0.02)             (2,015)
                                                -------------------------------
      Total short futures contracts                   0.46              38,547
                                                -------------------------------
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net            1.39             116,905
                                                -------------------------------
FORWARD CURRENCY CONTRACTS
      Total long forward currency contracts           3.56             300,917
      Total short forward currency contracts         (2.10)           (177,697)
                                                -------------------------------
TOTAL INVESTMENTS IN FORWARD CURRENCY
  CONTRACTS-Net                                       1.46             123,220
                                                -------------------------------

TOTAL                                                 2.85%        $   240,125
                                                ===============================
                                                                    (Continued)

See notes to financial statements

                          MILLBURN WORLD RESOURCE TRUST
                        CONDENSED SCHEDULE OF INVESTMENTS
                                DECEMBER 31, 2004

U.S. TREASURY NOTES

                                                           % OF
                                                           TRUST
 FACE AMOUNT   DESCRIPTION                                CAPITAL       VALUE
--------------------------------------------------------------------------------
$  2,560,000   U.S. Treasury notes, 1.500%, 02/28/05       30.29%   $  2,558,400
   2,800,000   U.S. Treasury notes, 1.250%, 05/31/05       32.99       2,786,000
   2,560,000   U.S. Treasury notes, 1.875%, 11/30/05       30.08       2,540,000
                                                         -----------------------
               TOTAL INVESTMENTS IN U.S. TREASURY NOTES
                 (AMORTIZED COST $7,893,444)               93.36%   $  7,884,400
                                                         =======================
                                                                     (Concluded)

See notes to financial statements

                          MILLBURN WORLD RESOURCE TRUST
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     FOR THE THREE MONTHS ENDED
                                                      MARCH 31        MARCH 31
                                                        2005            2004
                                                    ---------------------------
INVESTMENT INCOME:
  Interest income                                   $    42,059     $    42,806
                                                    ---------------------------

EXPENSES:
  Brokerage fees                                        168,948         379,870
  Administrative expenses                                 5,488          25,000
  Custody fees                                              341             470
                                                    ---------------------------
      Total expenses                                    174,777         405,340

NET INVESTMENT LOSS                                    (132,718)       (362,534)
                                                    ---------------------------

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
  Futures and forward currency contracts                 43,622       1,813,011
  Foreign exchange translation                             (242)             --
Net change in unrealized appreciation:
  Futures and forward currency contracts               (497,031)       (520,656)
  Foreign exchange translation                           (4,822)          2,880
Net losses from U.S. Treasury notes
  Net change in unrealized depreciation                  (6,394)         (3,446)
                                                    ---------------------------
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)       (464,867)      1,291,789
                                                    ---------------------------

NET INCOME (LOSS)                                   $  (597,585)    $   929,255
                                                    ===========================

NET INCOME (LOSS) PER UNIT                          $    (80.20)    $     56.22
                                                    ===========================

See notes to financial statements

                          MILLBURN WORLD RESOURCE TRUST
               STATEMENTS OF CHANGES IN TRUST CAPITAL (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005:


                                      UNITHOLDERS               MANAGING OWNER                  TOTAL
                              --------------------------   ------------------------   --------------------------
                                 AMOUNT         UNITS         AMOUNT        UNITS        AMOUNT         UNITS
                              ----------------------------------------------------------------------------------
TRUST CAPITAL-
    January 1, 2005           $  8,261,471     7,635.974   $    183,872          --   $  8,445,343     7,635.974
Redemptions                       (851,293)     (825.107)            --                   (851,293)     (825.107)
Additional units allocated**            --            --             --          --             --            --
Net loss                          (587,639)                      (9,946)                  (597,585)           --
                              ----------------------------------------------------------------------------------
TRUST CAPITAL-
    March 31, 2005            $  6,822,539     6,810.867   $    173,926          --   $  6,996,465     6,810.867
                              ==================================================================================
NET ASSET VALUE PER UNIT
    OUTSTANDING AT
    MARCH 31, 2005:                                        $1,001.71
                                                           ---------

FOR THE THREE MONTHS ENDED MARCH 31, 2004:


                                      UNITHOLDERS               MANAGING OWNER                  TOTAL
                              --------------------------   ------------------------   --------------------------
                                 AMOUNT         UNITS         AMOUNT        UNITS        AMOUNT         UNITS
                              ----------------------------------------------------------------------------------
TRUST CAPITAL-
    January 1, 2004           $ 17,388,934    15,451.569   $    605,521          --   $ 17,994,455    15,451.569
Redemptions                     (4,180,880)   (3,531.357)            --          --     (4,180,880)   (3,531.357)
Additional units allocated **           --         7.252             --          --             --         7.252
Net income                         885,478                       43,777                    929,255            --
                              ----------------------------------------------------------------------------------
TRUST CAPITAL-
    March 31, 2004            $ 14,093,532    11,927.464   $    649,298          --   $ 14,742,830    11,927.464
                              ==================================================================================
NET ASSET VALUE PER UNIT
    OUTSTANDING AT
    MARCH 31, 2004:                                        $1,181.60
                                                           ---------

** Additional units are issued to Unitholders who are charged less than a 9% brokerage fee

See notes to financial statements

                          MILLBURN WORLD RESOURCE TRUST
                 STATEMENTS OF FINANCIAL HIGHLIGHTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31                        2005         2004
------------------------------------------------------------------------------
Net income (loss) from operations:
  Net investment loss                                   $  (18.37)   $  (24.84)
  Net realized and unrealized gains (losses) on
    trading of futures and forward currency contracts      (60.97)       81.29
  Net losses from U.S. Treasury
    obligations                                             (0.86)       (0.23)
                                                        ----------------------
  Net income (loss) per unit                               (80.20)       56.22

Net asset value per unit,
  beginning of period                                    1,081.91     1,125.38
                                                        ----------------------
Net asset value per unit,
  end of period                                         $1,001.71    $1,181.60
                                                        ======================

TOTAL RETURN AND RATIOS FOR THE THREE MONTHS ENDED MARCH 31:

                                                             2005         2004
                                                        ----------------------

Total return:                                               (7.41)%       5.00%
Ratio of expenses to average net assets (a):                 9.37%        9.44%
Ratio of net investment loss to average net assets (a):     (7.17)%      (8.48)%

(a) Annualized

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Trust's financial condition at March 31, 2005 (unaudited) and December 31, 2004 and the results of its operations for the three-month periods ended March 31, 2005 and 2004 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Trust's annual report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission. The December 31, 2004 information has been derived from the audited financial statements as of December 31, 2004.

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

The Trust's assets are generally held as cash, cash equivalents or U.S. Government obligations which are used to margin or collateralize the Trust's futures and forward currency positions and are withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to daily price fluctuation limits, which are inherent in the Trust's futures and forward trading, the Trust's assets are highly liquid and are expected to remain so. During its operations through the three months ending March 31, 2005, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

There have been no material changes with respect to the Trust's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Trust's Annual Report on Form 10-K for fiscal year 2004.

Due to the nature of commodity trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

                                           TOTAL TRUST
AS OF:                                       CAPITAL
-------------------------------------------------------
March 31, 2005                              $6,996,465
December 31, 2004                            8,445,343

-------------------------------------------------------
              Period ended March 31, 2005
-------------------------------------------------------

                                           THREE MONTHS
                                           ------------
Change in Trust Capital                    $(1,448,878)
Percent Change                                  -17.16%

THREE MONTHS ENDED MARCH 31, 2005

The decrease in the Trust's net assets of $1,448,878 during the three months ended March 31, 2005 was attributable to redemptions of $851,293 and net loss from operations of $597,585.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage fees for the three months ended March 31, 2005 decreased $210,922, relative to the corresponding period in 2004.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the three months ended March 31, 2005 decreased $747, relative to the corresponding period in 2004. This decrease was attributable to a reduction in the Trust's net assets (via redemptions and trading losses), which was partially offset by an increase in short-term Treasury yields.

The Trust experienced net realized and unrealized losses of $464,867 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $168,948, administrative expenses of $5,488 and custody fees of $341 were incurred. Interest income of $42,059 partially offset the Trust's expenses, resulting in net loss of $597,585. An analysis of the trading gain (loss) by sector is as follows:

Sector            % Gain (Loss)
------            -------------
Currencies              (5.37)%
Energies                 1.82%
Grains                  (1.77)%
Interest rates           0.63%
Livestock               (0.21)%
Metals                   0.12%
Softs                   (0.02)%
Stock indices           (0.82)%
                  -------------
Total                   (5.62)%

The Trust's net asset value (NAV) per unit declined 7.41% for the three months ended March 31, 2005. This period was characterized by significant price volatility in most markets, including trend reversals in a number of currency and equity futures.

After declining for several months, the dollar staged a significant rally and losses were sustained on short dollar positions against the yen, South African rand, Singapore dollar, euro and a number of other European currencies. Tepid growth in the 12-nation euro zone, dovish comments from the European Central Bank, and further rate increases from the Federal Reserve seemed to outweigh, at least temporarily, the dollar depressing effect of concerns about central banks' sales of dollars to diversify reserve holdings.

Equity markets were also volatile during the quarter due to concerns about higher interest rates in the U.S., sluggish economic activity in "Old Europe" and the possibility of slower growth in Asia. Losses on long positions in U.S. and Hong Kong index futures outweighed small gains from long positions in European and Japanese indices.

A multi-year downtrend in grain prices reversed abruptly, and short positions in corn, wheat, soybeans and soybean meal sustained large losses. Trading of other agricultural commodities was also somewhat unprofitable.

In the interest rate sector, higher short-term rates in the U.S. produced a sizable gain on a short Eurodollar futures trade. Meanwhile, global long-term interest rates declined but with a good deal of volatility. Hence, positions in notes and bonds had little net impact on NAV.

Energy prices were quite volatile but maintained an upward momentum during the quarter. Consequently, long crude, heating oil, kerosene, and London gasoil positions were profitable. Natural gas trading, on the other hand, produced a small loss.



THREE MONTHS ENDED MARCH 31, 2004

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

The following table summarizes the redemptions by Unitholders during the three months ended March 31, 2005:

MONTH                              UNITS REDEEMED        NAV PER UNIT
---------------------------------------------------------------------
January 31, 2005                        427.306          1,037.81
February 28, 2005                       278.328          1,035.30
March 31, 2005                          119.473          1,001.71
                                   ------------
TOTAL                                   825.107
                                   ============

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

By:  Millburn Ridgefield Corporation,
Managing Owner
Date: May 13, 2005
                                /s/ Tod A. Tanis
                                ----------------
                                Tod A. Tanis
                                Vice-President
                                (principal accounting officer)