Form 10-Q
period 2005-06-30
MILLBURN WORLD RESOURCE TRUST
filed 2005-08-15
CIK 943487

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended: June 30, 2005
                                       or

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

Financial statements
For the three and six months ended June 30, 2005 and 2004 (unaudited)

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

(a) At June 30, 2005 (unaudited) and December 31, 2004
(b) For the three and six months ended June 30, 2005 and 2004 (unaudited)
(c) For the six months ended June 30, 2005 and 2004 (unaudited)

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          MILLBURN WORLD RESOURCE TRUST
                        Statements of Financial Condition

                                                                      UNAUDITED
                                                                       June 30       December 31
                                                                         2005            2004
                                                                     ----------------------------
ASSETS

EQUITY IN TRADING ACCOUNTS:
  Investments in U.S. Treasury notes-at market value
    (amortized cost $2,045,502 and $2,433,710)                       $  2,042,020    $  2,431,481
  Net unrealized appreciation/(depreciation) on open futures and
    forward currency contracts                                            280,573         262,727
  Net unrealized depreciation on open futures and
    forward currency contracts                                            (13,478)        (22,602)
  Due from brokers                                                        464,997         299,981
  Cash denominated in foreign currencies (cost $0
    and $93,604)                                                               --          95,419
                                                                     ----------------------------
      Total equity in trading accounts                                  2,774,112       3,067,006

INVESTMENTS IN U.S. TREASURY NOTES-at market value
    (amortized cost $3,607,391 and $5,459,734)                          3,601,608       5,452,919
CASH AND CASH EQUIVALENTS                                                 288,886         661,189
ACCRUED INTEREST RECEIVABLE                                                18,996          20,344
                                                                     ----------------------------
TOTAL                                                                $  6,683,602    $  9,201,458
                                                                     ============================

LIABILITIES AND TRUST CAPITAL

LIABILITIES:
  Accrued expenses                                                   $     39,795    $     59,769
  Accrued brokerage fees                                                   46,221          60,526
  Redemptions payable                                                     113,764         635,820
                                                                     ----------------------------
      Total liabilities                                                   199,780         756,115
                                                                     ----------------------------

TRUST CAPITAL:
  Managing Owner interest                                                 178,927         183,872
  Unitholders (6,251.848 and 7,635.974 units outstanding)               6,304,895       8,261,471
                                                                     ----------------------------
      Total trust capital                                               6,483,822       8,445,343
                                                                     ----------------------------

TOTAL                                                                $  6,683,602    $  9,201,458
                                                                     ============================

NET ASSET VALUE PER UNIT OUTSTANDING                                 $   1,008.49    $   1,081.91
                                                                     ============================

See notes to financial statements

                          MILLBURN WORLD RESOURCE TRUST
                        Condensed Schedule of Investments
                            June 30, 2005 (UNAUDITED)

                                                                 NET UNREALIZED
                                                 % OF TRUST       APPRECIATION
FUTURES AND FORWARD CURRENCY CONTRACTS             CAPITAL       (DEPRECIATION)
--------------------------------------------------------------------------------
FUTURES CONTRACTS
  Long futures contracts:
    Energies                                         0.42%         $   27,328
    Grains                                          (0.82)            (53,374)
    Interest rates                                   2.68             173,992
    Metals                                          (0.48)            (31,308)
    Softs                                           (0.03)             (2,025)
    Stock indices                                    0.46              29,826
                                                 ----------------------------
      Total long futures contracts                   2.23             144,439
                                                 ----------------------------
  Short futures contracts:
    Energies                                         0.07               4,390
    Grains                                           0.06               4,038
    Interest rates                                  (0.01)               (375)
    Livestock                                        0.11               7,340
    Metals                                           0.11               6,862
    Softs                                           (0.13)             (8,397)
                                                 ----------------------------
      Total short futures contracts                  0.21              13,858
                                                 ----------------------------
TOTAL INVESTMENTS IN FUTURES
  CONTRACTS-Net                                      2.44             158,297
                                                 ----------------------------
FORWARD CURRENCY CONTRACTS
    Total long forward currency contracts            1.38              89,330
    Total short forward currency contracts           0.30              19,468
                                                 ----------------------------
TOTAL INVESTMENTS IN FUTURES AND
  FORWARD CURRENCY CONTRACTS-Net                     1.68             108,798
                                                 ----------------------------

TOTAL                                                4.12%         $  267,095
                                                 ============================

                                                          (Continued)

See notes to financial statements

                          MILLBURN WORLD RESOURCE TRUST
                        Condensed Schedule of Investments
                            June 30, 2005 (UNAUDITED)

U.S. TREASURY NOTES

                                                        % OF TRUST
FACE AMOUNT    DESCRIPTION                                CAPITAL       VALUE
--------------------------------------------------------------------------------
$   660,000    U.S. Treasury notes, 2.000%, 08/31/05       10.16%    $  658,556
  1,710,000    U.S. Treasury notes, 1.875%, 11/30/05       26.22      1,699,847
  1,460,000    U.S. Treasury notes, 1.625%, 02/28/06       22.25      1,442,663
  1,860,000    U.S. Treasury notes, 2.500%, 05/31/06       28.41      1,842,562
                                                        -----------------------
               TOTAL INVESTMENTS IN U.S. TREASURY NOTES
                (AMORTIZED COST $5,652,893)                87.04%    $5,643,628
                                                        =======================

                                                              (Concluded)

See notes to financial statements

                     MILLBURN WORLD RESOURCE TRUST
                   Condensed Schedule of Investments
                           December 31, 2004

                                                                  NET UNREALIZED
                                                 % OF TRUST        APPRECIATION
FUTURES AND FORWARD CURRENCY CONTRACTS             CAPITAL        (DEPRECIATION)
--------------------------------------------------------------------------------
FUTURES CONTRACTS
  Long futures contracts:
    Energies                                       (0.38)%         $  (31,992)
    Interest rates                                  0.05                3,807
    Livestock                                       0.01                  860
    Metals                                          0.12               10,201
    Softs                                           0.24               20,405
    Stock indices                                   0.89               75,077
                                                 ----------------------------
      Total long futures contracts                  0.93               78,358
                                                 ----------------------------
  Short futures contracts:
    Energies                                        0.20               16,788
    Grains                                          0.23               19,498
    Interest rates                                  0.01                1,226
    Metals                                          0.04                3,050
    Softs                                          (0.02)              (2,015)
                                                 ----------------------------
      Total short futures contracts                 0.46               38,547
                                                 ----------------------------
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net          1.39              116,905
                                                 ----------------------------
FORWARD CURRENCY CONTRACTS
    Total long forward currency contracts           3.56              300,917
    Total short forward currency contracts         (2.10)            (177,697)
                                                 ----------------------------
TOTAL INVESTMENTS IN FORWARD CURRENCY
  CONTRACTS-Net                                     1.46              123,220
                                                 ----------------------------

TOTAL                                               2.85%          $  240,125
                                                 ============================

                                                          (Continued)
See notes to financial statements

                            MILLBURN WORLD RESOURCE TRUST
                          Condensed Schedule of Investments
                                  December 31, 2004

     U.S. TREASURY NOTES

                                                        % OF TRUST
FACE AMOUNT    DESCRIPTION                                CAPITAL       VALUE
--------------------------------------------------------------------------------
$2,560,000     U.S. Treasury notes, 1.500%, 02/28/05       30.29%    $2,558,400
 2,800,000     U.S. Treasury notes, 1.250%, 05/31/05       32.99      2,786,000
 2,560,000     U.S. Treasury notes, 1.875%, 11/30/05       30.08      2,540,000
                                                        -----------------------
               TOTAL INVESTMENTS IN U.S. TREASURY NOTES
                 (AMORTIZED COST $7,893,444)               93.36%    $7,884,400
                                                        =======================

                                                               (Concluded)

See notes to financial statements

                          MILLBURN WORLD RESOURCE TRUST
                      Statements of Operations (UNAUDITED)

                                                   For the three months ended
                                                     JUNE 30        JUNE 30
                                                       2005           2004
                                                   --------------------------
INVESTMENT INCOME:
  Interest income                                  $    43,981    $    31,874
                                                   --------------------------

EXPENSES:
  Brokerage fees                                       145,487        248,007
  Administrative expenses                                5,487         25,000
  Custody fees                                             267            286
                                                   --------------------------
    Total expenses                                     151,241        273,293
                                                   --------------------------
NET INVESTMENT LOSS                                   (107,260)      (241,419)
                                                   --------------------------

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
  Futures and forward currency contracts              (393,843)    (1,466,723)
  Foreign exchange translation                          (2,280)         7,189
Net change in unrealized appreciation:
  Futures and forward currency contracts               524,001       (533,523)
  Foreign exchange translation                           1,949         (5,817)
Net gains (losses) from U.S. Treasury notes:
  Net realized gains (losses)                               --         (1,964)
  Net change in unrealized depreciation                  6,173        (16,070)
                                                   --------------------------
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)       136,000     (2,016,908)
                                                   --------------------------

NET INCOME (LOSS)                                  $    28,740    $(2,258,327)
                                                   ==========================

NET INCOME (LOSS) PER UNIT                         $      6.78    $   (195.20)
                                                   ==========================

See notes to financial statements

                          MILLBURN WORLD RESOURCE TRUST
                      Statements of Operations (UNAUDITED)

                                                    For the six months ended
                                                     June 30        June 30
                                                       2005           2004
                                                   --------------------------
INVESTMENT INCOME:
  Interest income                                  $    86,040    $    74,680
                                                   --------------------------

EXPENSES:
  Brokerage fees                                       314,435        627,877
  Administrative expenses                               10,975         50,000
  Custody fees                                             608            756
                                                   --------------------------
    Total expenses                                     326,018        678,633
                                                   --------------------------
NET INVESTMENT LOSS                                   (239,978)      (603,953)
                                                   --------------------------

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
  Futures and forward currency contracts              (350,221)       346,288
  Foreign exchange translation                          (2,522)         7,189
Net change in unrealized appreciation:
  Futures and forward currency contracts                26,970     (1,054,179)
  Foreign exchange translation                          (2,873)        (2,937)
Net losses from U.S. Treasury notes:
  Net realized gains (losses)                               --         (1,964)
  Net change in unrealized depreciation                   (221)       (19,516)
                                                   --------------------------
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)      (328,867)      (725,119)
                                                   --------------------------

NET INCOME (LOSS)                                  $  (568,845)   $(1,329,072)
                                                   ==========================

NET INCOME (LOSS) PER UNIT                         $    (73.42)   $   (138.98)
                                                   ==========================

See notes to financial statements

                          MILLBURN WORLD RESOURCE TRUST
               STATEMENTS OF CHANGES IN TRUST CAPITAL (UNAUDITED)

For the six months ended June 30, 2005:

                                         UNITHOLDERS                   MANAGING OWNER                     TOTAL
                                 ---------------------------     ---------------------------    ---------------------------
                                    AMOUNT           UNITS          AMOUNT          UNITS         AMOUNT          UNITS
                                 ------------------------------------------------------------------------------------------
TRUST CAPITAL-
  January 1, 2005                $ 8,261,471       7,635.974     $   183,872              --    $ 8,445,343       7,635.974
Redemptions                       (1,392,676)     (1,384.126)             --                     (1,392,676)     (1,384.126)
Additional units allocated **             --              --              --              --             --              --
Net loss                            (563,900)                         (4,945)                      (568,845)             --
TRUST CAPITAL-
                                 ------------------------------------------------------------------------------------------
  June 30, 2005                  $ 6,304,895       6,251.848     $   178,927              --    $ 6,483,822       6,251.848
                                 ==========================================================================================

NET ASSET VALUE PER UNIT
  OUTSTANDING AT JUNE 30, 2005:  $  1,008.49
                                 -----------

For the six months ended June 30, 2004:

                                         UNITHOLDERS                   MANAGING OWNER                     TOTAL
                                 ---------------------------     ---------------------------    ---------------------------
                                    AMOUNT           UNITS          AMOUNT          UNITS         AMOUNT          UNITS
                                 ------------------------------------------------------------------------------------------
TRUST CAPITAL-
  January 1, 2004               $ 17,388,934      15,451.569    $    605,521              --   $ 17,994,455      15,451.569
Redemptions                       (7,244,988)     (6,474.562)             --              --     (7,244,988)     (6,474.562)
Additional units allocated **             --          12.093              --              --             --          12.093
Net loss                          (1,277,067)                        (52,005)                    (1,329,072)             --
TRUST CAPITAL-
                                 ------------------------------------------------------------------------------------------
  June 30, 2004                 $  8,866,879       8,989.100    $    553,516              --   $  9,420,395       8,989.100
                                 ==========================================================================================

NET ASSET VALUE PER UNIT
  OUTSTANDING AT JUNE 30, 2004: $     986.40
                                ------------

** Additional units are issued to Unitholders who are charged less than a 9% brokerage fee

See notes to financial statements

                          MILLBURN WORLD RESOURCE TRUST
                 Statements of Financial Highlights (UNAUDITED)

For the three months ended June 30                               2005           2004
---------------------------------------------------------------------------------------
Net income (loss) from operations:
  Net investment loss                                         $   (16.45)    $   (22.33)
  Net realized and unrealized gains (losses) on
    trading of futures and forward currency contracts              22.31        (171.28)
  Net gains (losses) from U.S. Treasury
    obligations                                                     0.92          (1.59)
                                                              -------------------------
  Net income (loss) per unit                                        6.78        (195.20)
Net asset value per unit,
  beginning of period                                           1,001.71       1,181.60
                                                              -------------------------

Net asset value per unit,
  end of period                                               $ 1,008.49     $   986.40
                                                              =========================

Total return and ratios for the three months ended June 30:

                                                                    2005           2004
                                                              -------------------------
Total return:                                                       0.68%        (16.52)%
Ratio of expenses to average net assets (a):                        9.42%          9.75%
Ratio of net investment loss to average net assets (a):            (6.74)%        (8.66)%

(a) Annualized

See notes to financial statements

                          MILLBURN WORLD RESOURCE TRUST
                 Statements of Financial Highlights (UNAUDITED)

For the six months ended June 30:                              2005           2004
-------------------------------------------------------------------------------------
Net income (loss) from operations:
  Net investment loss                                       $   (34.93)    $   (47.53)
  Net realized and unrealized losses on
    trading of futures and forward currency contracts           (38.46)        (89.84)
  Net losses from U.S. Treasury
    obligations                                                  (0.03)         (1.61)
                                                            -------------------------
  Net losses per unit                                           (73.42)       (138.98)
Net asset value per unit,
  beginning of period                                         1,081.91       1,125.38
                                                            -------------------------

Net asset value per unit,
  end of period                                             $ 1,008.49     $   986.40
                                                            =========================

Total return and ratios for the six months ended June 30:

                                                                  2005           2004
                                                            -------------------------
Total return:                                                    (6.79)%       (12.35)%
Ratio of expenses to average net assets (a):                      9.39%          9.56%
Ratio of net investment loss to average net assets (a):          (6.97)%        (8.55)%

(a) Annualized

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of The Millburn World
Resource Trust's (the "Trust") financial condition at June 30, 2005 (unaudited) and December 31, 2004 and the results of its operations for the three and six month periods ended June 30, 2005 and 2004 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004. The December 31, 2004 information has been derived from the audited financial statements as of December 31, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to Item 1, "Financial Statements". The information contained therein is essential to, and should be read in connection with, the following analysis.

OPERATIONAL OVERVIEW

Due to the nature of the Trust's business, its results of operations depend on the Millburn Ridgefield Corporation's (the "Managing Owner") ability to recognize and capitalize on trends and other profit opportunities in different sectors of the global capital and commodity markets. The Managing Owner's trading methods are confidential, so that substantially the only information that can be furnished regarding the Trust's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Trust, and its past performance is not necessarily indicative of future results. The Managing Owner believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Trust has a better likelihood of being profitable than in others.

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

The Trust's assets are generally held as cash, cash equivalents or U.S. Government obligations which are used to margin or collateralize the Trust's futures and forward currency positions and are withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to daily price fluctuation limits, which are inherent in the Trust's futures and forward trading, the Trust's assets are highly liquid and are expected to remain so. During its operations through the three and six months ending June 30, 2005, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

                                 TOTAL TRUST
MONTH ENDING:                      CAPITAL
--------------------------------------------
June 30, 2005                    $6,483,822
March 31, 2005                    6,996,465
December 31, 2004                 8,445,343

--------------------------------------------
         Periods ended June 30, 2005
--------------------------------------------

                                    THREE             SIX
                                    MONTHS           MONTHS
                                 ----------------------------
Change in Trust Capital          $(512,643)      $(1,961,521)
Percent Change                       -7.33%           -23.23%

THREE MONTHS ENDED JUNE 30, 2005

The decrease in the Trust's net assets of $512,643 during the three months ended June 30, 2005 was attributable to redemptions of $541,383 which was partially offset by net income of $28,740.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage fees for the three months ended June 30, 2005 decreased $102,520 relative to the corresponding period in 2004.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the three months ended June 30, 2005 increased $12,107 relative to the corresponding period in 2004. This increase was attributable to an increase in short-term Treasury yields, which was partially offset by a reduction in the Trust's cash and U.S. Treasury investments as a result of redemptions.

The Trust experienced net realized and unrealized gains of $136,000 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $145,487, administrative expenses of $5,487 and custody fees of $267 were incurred. Interest income of $43,981 partially offset the Trust's expenses, resulting in net income of $28,740. An analysis of the trading gain (loss) by sector is as follows:

Sector            % Gain (Loss)
--------          -------------

Currencies             (0.08)%
Energies               (0.85)%
Grains                 (1.00)%
Interest rates          6.85%
Livestock              (0.20)%
Metals                 (1.18)%
Softs                  (0.96)%
Stock indices          (0.27)%
                  -------------
Total                   2.31%

SIX MONTHS ENDED JUNE 30, 2005

The decrease in the Trust's net assets of $1,961,521 during the six months ended June 30, 2005 was attributable to redemptions of $1,392,676 and a net loss of $568,845.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage fees for the six months ended June 30, 2005 decreased $313,442 relative to the corresponding period in 2004.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the six months ended June 30, 2005 increased $11,360 relative to the corresponding period in 2004. This increase was attributable to an increase in short-term Treasury yields, which was partially offset by a reduction in the Trust's cash and U.S. Treasury investments as a result of redemptions.

The Trust experienced net realized and unrealized losses of $328,867 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $314,435, administrative expenses of $10,975 and custody fees of $608 were incurred. Interest income of $86,040 partially offset the Trust's expenses, resulting in a net loss of $568,845. An analysis of the trading gain (loss) by sector is as follows:

Sector            % Gain (Loss)
--------          -------------

Currencies             (5.63)%
Energies                0.95%
Grains                 (2.75)%
Interest rates          7.52%
Livestock              (0.41)%
Metals                 (1.06)%
Softs                  (0.98)%
Stock indices          (1.09)%
                  -------------
Total                  (3.45)%

MANAGEMENT DISCUSSION - 2005

THREE MONTHS ENDED JUNE 30, 2005

The Trust's net asset value per unit registered a 0.68% gain during the three months ended June 30, 2005. Interest rate trading was highly profitable. Currency and stock index futures trading were essentially flat for the period, but did produced good gains in May and June. On the other hand, trading of non-financial markets--energy, metals, and soft and agricultural commodities resulted in quarterly losses.

Long positions in European, British, Japanese, and Canadian note and bond futures, were broadly profitable. Continuing sluggish growth on the Continent, signs of slowing growth in the U.K., and even some reduction in China's still strong expansion encouraged purchasers of fixed income futures. Moreover, inflation worldwide, both actual and expected, appears well contained due in large part to the seemingly endless supply of cheap productive labor available in China, India, Eastern Europe and other emerging nations.

Long worldwide equity futures positions were maintained throughout the quarter. Initially these positions generated losses, but in May and June widespread gains brought the sector's performance back to unchanged. For the quarter overall, long positions in European and South African stock index futures were quite profitable, while trading of U.S. and Asian equity futures generated offsetting losses.

Currency trading also produced mixed results. Non-dollar trading was fractionally profitable, while dollar trading was similarly negative. Short euro positions relative to the currencies of Canada, Sweden and Poland were profitable. Unfavorable short-term interest rate differentials and increasing concerns about Continental Europe's tepid growth prospects undermined the euro. In addition, a long euro/short Swedish krona trade produced a gain as the Swedish Riksbank cut its official interest rate below the European Central Bank rate. Short Japanese yen positions against the Australian and Canadian currencies were also quite profitable. Here too it appears that interest rate differentials and relative growth contributed to the yen's weakness. Meanwhile, trading of dollar positions was unprofitable. Short dollar positions relative to the Korean, Australian and New Zealand units, and long dollar positions versus the South African rand, euro, pound sterling and Japanese yen were not profitable. On the other hand, short dollar positions against the Brazilian real and Canadian dollar did produce gains.

Energy prices retreated in April and May, and losses on long positions in crude and products were widespread, although prices recovered late in the quarter and trimmed the losses noticeably.

Metals prices were volatile, and worries about slowing growth seemed to weigh on the markets. Long positions in zinc, nickel, lead, copper, silver and gold produced losses that outweighed slight gains from long platinum and short tin trades. A short aluminum trade also lost money.

In agricultural trading, prices were volatile. Long positions throughout the soy complex resulted in losses when improved weather news generated price declines. Short corn and wheat trades also resulted in losses. Finally, short sugar, cocoa and cotton positions were slightly unprofitable, as was a long coffee trade.

THREE MONTHS ENDED MARCH 31, 2005

The Trust's net asset value (NAV) per unit declined 7.41% for the three months ended March 31, 2005. The period was characterized by significant price volatility in most markets, including trend reversals in a number of currency and equity futures.

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

                                 TOTAL TRUST
MONTH ENDING:                      CAPITAL
--------------------------------------------

June 30, 2004                    $ 9,420,395
March 31, 2004                    14,742,830
December 31, 2003                 17,994,455

--------------------------------------------
        Periods ended June 30, 2004
--------------------------------------------

                                     THREE             SIX
                                     MONTHS           MONTHS
                                 -------------------------------
Change in Trust Capital          $ (5,322,435)     $ (8,574,060)
Percent Change                        -36.10%          -47.65%

THREE MONTHS ENDED JUNE 30, 2004

The Trust's net assets decreased $5,322,435 during the three months ended June 30, 2004. This decrease was attributable to redemptions of $3,064,108 and net loss of $2,258,327.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage fees for the three months ended June 30, 2004 decreased $210,314 relative to the corresponding period in 2003.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the three months ended June 30, 2004 decreased $32,658 relative to the corresponding period in 2003. This decrease was attributable to a reduction in the Trust's cash and U.S. Treasury investments as a result of net redemptions) as well as a decrease in short-term Treasury yields.

During the three months ended June 30, 2004, the Trust experienced net realized and unrealized losses of $2,016,908 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $248,007, administrative expenses of $25,000 and custody fees of $286 were incurred. Interest income of $31,874 partially offset the Trust's expenses, resulting in a net loss of $2,258,327. An analysis of the trading gain (loss) by sector is as follows:

Sector            % Gain (Loss)
--------          -------------

Currencies              (3.53)%
Energies                 1.68%
Grains                  (1.56)%
Interest rates          (5.58)%
Metals                  (2.60)%
Softs                    0.24%
Stock indices           (3.19)%
                  -------------
Total                  (14.54)%

SIX MONTHS ENDED JUNE 30, 2004

The Trust's net assets decreased $8,574,060 during the six months ended June 30, 2004. This decrease was attributable to redemptions of $7,244,988 and net loss from operations of $1,329,072.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage fees for the six months ended June 30, 2004 decreased $309,697 relative to the corresponding period in 2003.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the six months ended June 30, 2004 decreased $78,004 relative to the corresponding period in 2003. This decrease was attributable to a reduction in the Trust's net assets (via redemptions and trading losses) as well as a decrease in short-term Treasury yields.

During the six months ended June 30, 2004, the Trust experienced net realized and unrealized losses of $725,119 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $627,877, administrative expenses of $50,000 and custody fees of $756 were incurred. Interest income of $74,680 partially offset the Trust's expenses, resulting in a net loss of $1,329,072. An analysis of the trading gain (loss) by sector is as follows:

Sector            % Gain (Loss)
--------          -------------

Currencies             (10.02)%
Energies                 3.40%
Grains                   0.23%
Interest rates           0.99%
Metals                  (0.76)%
Softs                   (0.01)%
Stock indices           (2.11)%
                  -------------
Total                   (8.28)%

MANAGEMENT DISCUSSION - 2004

THREE MONTHS ENDED JUNE 30, 2004

The Trust's net asset value per unit dropped 16.52% during the quarter. Trend reversals followed by non-directional and volatile range-trading characterized a broad spread of markets during the period. As a result sizable losses were sustained in five of the six sectors in the portfolio: interest rates, currencies, stock indices, metals and agricultural commodities. Energy was moderately profitable for the quarter, but even there an uptrend seemed to peter out near the end of the quarter.

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

THREE MONTHS ENDED MARCH 31, 2004

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

On the other hand, trading of foreign exchange rates, which were volatile but non-directional for much of the period, generated sizable losses. Hence, aside from modest gains from long positions in commodity currencies (Australian and New Zealand dollars), a long sterling position relative to the euro, and a long euro trade against the Norwegian krone, losses on the Trust's currency positions were widespread.

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

The following table summarizes the redemptions by Unitholders during the three months ended June 30, 2005:

Date of                   Units              NAV per
Redemption              Redeemed               Unit
------------------------------------------------------

April 30, 2005           279.315          $   952.16
May 31, 2005             166.898              968.66
June 30, 2005            112.806            1,008.49
                       ---------
Total                    559.019
                       =========

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

By: Millburn Ridgefield Corporation,
Managing Owner
Date: August 15, 2005

                                /s/ Tod A. Tanis
                                ------------------------------
                                Tod A. Tanis
                                Vice-President
                                (principal accounting officer)