Form 10-Q
period 2005-09-30
MILLBURN WORLD RESOURCE TRUST
filed 2005-11-14
CIK 943487

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended:  September 30, 2005
                                       or

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

For the three and nine months ended September 30, 2005 and 2004 (unaudited)



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



(a)  At September 30, 2005 (unaudited) and December 31, 2004
(b)  For the three and nine months ended September 30, 2005 and 2004 (unaudited)
(c)  For the nine months ended September 30, 2005 and 2004 (unaudited)

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               MILLBURN WORLD RESOURCE TRUST
                             STATEMENTS OF FINANCIAL CONDITION


                                                            UNAUDITED
                                                           SEPTEMBER 30  DECEMBER 31
                                                               2005         2004
                                                          -------------------------
ASSETS

EQUITY IN TRADING ACCOUNTS:
Investments in U.S. Treasury notes-at market value
  (amortized cost $2,126,633 and $2,433,710)              $ 2,122,158   $ 2,431,481
Net unrealized appreciation/(depreciation) on
  open futures and forward currency contracts                 303,831       262,727
Net unrealized depreciation on open futures and
  forward currency contracts                                       --       (22,602)
Due from brokers                                              460,966       299,981
Cash denominated in foreign currencies
  (cost $135,313 and $93,604)                                 133,424        95,419
                                                          -------------------------
Total equity in trading accounts                            3,020,379     3,067,006

INVESTMENTS IN U.S. TREASURY NOTES--at market value
  (amortized cost $3,398,799 and $5,459,734)                3,389,480     5,452,919
CASH AND CASH EQUIVALENTS                                     162,176       661,189
ACCRUED INTEREST RECEIVABLE                                    30,026        20,344
                                                          -------------------------
TOTAL                                                     $ 6,602,061   $ 9,201,458
                                                          =========================

LIABILITIES AND TRUST CAPITAL

LIABILITIES:
Accrued expenses                                          $    45,283   $    59,769
Accrued brokerage fees                                         45,158        60,526
Redemptions payable                                           208,611       635,820
                                                          -------------------------
Total liabilities                                             299,052       756,115
                                                          -------------------------


TRUST CAPITAL:
Managing Owner interest                                       192,417       183,872
Unitholders (5,757.562 and 7,635.974 units outstanding)     6,110,592     8,261,471
                                                          -------------------------
Total trust capital                                         6,303,009     8,445,343
                                                          -------------------------

TOTAL                                                     $ 6,602,061   $ 9,201,458
                                                          =========================

NET ASSET VALUE PER UNIT OUTSTANDING                      $  1,061.32   $  1,081.91
                                                          =========================

See notes to financial statements





                     MILLBURN WORLD RESOURCE TRUST
                   CONDENSED SCHEDULE OF INVESTMENTS
                     SEPTEMBER 30, 2005 (UNAUDITED)

                                                      % OF        NET UNREALIZED
                                                      TRUST        APPRECIATION
FUTURES AND FORWARD CURRENCY CONTRACTS               CAPITAL       (DEPRECIATION)
-----------------------------------------------------------------------------------
FUTURES CONTRACTS
  Long futures contracts:
   Energies                                           0.31%        $      19,837
   Grains                                             0.07                 4,575
   Interest rates                                    (1.44)              (90,851)
   Livestock                                          0.02                 1,260
   Metals                                             1.45                91,618
   Softs                                              0.19                12,096
   Stock indices                                      1.96               122,871
                                                     ---------------------------
    Total long futures contracts                      2.56               161,406
                                                     ---------------------------
  Short futures contracts:
   Grains                                            (0.06)               (3,970)
   Interest rates                                     0.35                21,994
   Livestock                                         (0.18)              (11,260)
   Metals                                             0.08                 4,731
   Softs                                             (0.35)              (21,700)
                                                     ---------------------------
    Total short futures contracts                    (0.16)              (10,205)
                                                     ---------------------------
TOTAL INVESTMENTS IN FUTURES
  CONTRACTS-Net                                       2.40               151,201
                                                     ---------------------------
FORWARD CURRENCY CONTRACTS
    Total long forward currency contracts             1.07                67,531
    Total short forward currency contracts            1.35                85,099
                                                     ---------------------------
TOTAL INVESTMENTS IN FUTURES AND
  FORWARD CURRENCY CONTRACTS-Net                      2.42               152,630
                                                     ---------------------------

TOTAL                                                 4.82%        $     303,831
                                                     ===========================

                                                                     (Continued)

See notes to financial statements




                               MILLBURN WORLD RESOURCE TRUST
                             CONDENSED SCHEDULE OF INVESTMENTS
                              SEPTEMBER 30, 2005 (UNAUDITED)

U.S. TREASURY NOTES
                                                    % OF TRUST          VALUE
FACE AMOUNT        DESCRIPTION                        CAPITAL
--------------------------------------------------------------------------------

 $1,710,000   U.S. Treasury notes, 1.875%, 11/30/05    27.06%      $   1,705,725
  1,460,000   U.S. Treasury notes, 1.625%, 02/28/06    22.95           1,446,769
  1,860,000   U.S. Treasury notes, 2.500%, 05/31/06    29.22           1,841,691
    525,000   U.S. Treasury notes, 2.375%, 08/15/06     8.21             517,453
                                                     ---------------------------
              TOTAL INVESTMENTS IN U.S. TREASURY NOTES
                    (AMORTIZED COST $5,525,432)        87.44%      $   5,511,638
                                                     ===========================

                                                                     (Concluded)






See notes to financial statements


                     MILLBURN WORLD RESOURCE TRUST
                   CONDENSED SCHEDULE OF INVESTMENTS
                           DECEMBER 31, 2004
                                                                          NET
                                                            % OF      UNREALIZED
                                                            TRUST   APPRECIATION
 FUTURES AND FORWARD CURRENCY CONTRACTS                    CAPITAL (DEPRECIATION)
---------------------------------------------------------------------------------
FUTURES CONTRACTS
  Long futures contracts:
   Energies                                                 (0.38)%   $ (31,992)
   Interest rates                                            0.05         3,807
   Livestock                                                 0.01           860
   Metals                                                    0.12        10,201
   Softs                                                     0.24        20,405
   Stock indices                                             0.89        75,077
                                                         ----------------------
    Total long futures contracts                             0.93        78,358
                                                         ----------------------
  Short futures contracts:
   Energies                                                  0.20        16,788
   Grains                                                    0.23        19,498
   Interest rates                                            0.01         1,226
   Metals                                                    0.04         3,050
   Softs                                                    (0.02)       (2,015)
                                                         ----------------------
    Total short futures contracts                            0.46        38,547
                                                         ----------------------
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net                   1.39       116,905
                                                         ----------------------
FORWARD CURRENCY CONTRACTS
    Total long forward currency contracts                    3.56       300,917
    Total short forward currency contracts                  (2.10)     (177,697)
                                                         ----------------------
TOTAL INVESTMENTS IN FORWARD CURRENCY
  CONTRACTS-Net                                              1.46       123,220
                                                         ----------------------

TOTAL                                                        2.85%    $ 240,125
                                                         ======================

                                                                     (Continued)
See notes to financial statements







                             MILLBURN WORLD RESOURCE TRUST
                           CONDENSED SCHEDULE OF INVESTMENTS
                                   DECEMBER 31, 2004

U.S. TREASURY NOTES
                                                         % OF
                                                         TRUST
FACE AMOUNT        DESCRIPTION                          CAPITAL        VALUE
--------------------------------------------------------------------------------

$2,560,000    U.S. Treasury notes, 1.500%, 02/28/05      30.29%     $ 2,558,400
 2,800,000    U.S. Treasury notes, 1.250%, 05/31/05      32.99        2,786,000
 2,560,000    U.S. Treasury notes, 1.875%, 11/30/05      30.08        2,540,000
                                                         ------------------------
           TOTAL INVESTMENTS IN U.S. TREASURY NOTES
           (AMORTIZED COST $7,893,444)                   93.36%     $ 7,884,400
                                                         ======================


                                                                     (Concluded)
See notes to financial statements



                          MILLBURN WORLD RESOURCE TRUST
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                        FOR THE THREE MONTHS ENDED
                                                         SEPTEMBER 30 SEPTEMBER 30
                                                            2005         2004
                                                        ------------------------
INVESTMENT INCOME:
  Interest income                                       $  47,769     $  26,776
                                                        ------------------------

EXPENSES:
  Brokerage fees                                          141,768       185,095
  Administrative expenses                                   5,488        21,848
  Custody fees                                                225           183
                                                        ------------------------
    Total expenses                                        147,481       207,126
                                                        ------------------------

NET INVESTMENT LOSS                                       (99,712)     (180,350)
                                                        ------------------------

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
  Futures and forward currency contracts                  398,682      (667,512)
  Foreign exchange translation                             (2,701)         (793)
Net change in unrealized appreciation:
  Futures and forward currency contracts                   36,736       406,276
  Foreign exchange translation                               (830)        2,545
Net gains (losses) from U.S. Treasury notes:
Net change in unrealized depreciation                      (4,529)        5,085
                                                        ------------------------
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)          427,358      (254,399)
                                                        ------------------------

NET INCOME (LOSS)                                       $ 327,646     $(434,749)
                                                        ========================

NET INCOME (LOSS) PER UNIT                              $   52.83     $  (47.35)
                                                        ========================

See notes to financial statements

                          MILLBURN WORLD RESOURCE TRUST
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                       FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 30   SEPTEMBER 30
                                                         2005           2004
                                                     --------------------------
INVESTMENT INCOME:
  Interest income                                    $   133,809    $   101,456
                                                     --------------------------

EXPENSES:
  Brokerage fees                                         456,203        812,972
  Administrative expenses                                 16,463         71,848
  Custody fees                                               833            939
                                                     --------------------------
    Total expenses                                       473,499        885,759
                                                     --------------------------

NET INVESTMENT LOSS                                     (339,690)      (784,303)
                                                     --------------------------

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
  Futures and forward currency contracts                  48,461       (321,224)
  Foreign exchange translation                            (5,223)         6,396
Net change in unrealized appreciation:
  Futures and forward currency contracts                  63,706       (647,903)
  Foreign exchange translation                            (3,703)          (392)
Net losses from U.S. Treasury notes:
Net realized gains (losses)                                   --         (1,964)
Net change in unrealized depreciation                     (4,750)       (14,431)
                                                     --------------------------
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)          98,491       (979,518)
                                                     --------------------------

NET INCOME (LOSS)                                    $  (241,199)   $(1,763,821)
                                                     ==========================

NET INCOME (LOSS) PER UNIT                           $    (20.59)   $   (186.33)
                                                     ==========================

See notes to financial statements



                          MILLBURN WORLD RESOURCE TRUST
               STATEMENTS OF CHANGES IN TRUST CAPITAL (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005:

                                                UNITHOLDERS                  MANAGING OWNER                     TOTAL
                                       ---------------------------------------------------------------------------------------------
                                           AMOUNT            UNITS       AMOUNT         UNITS         AMOUNT            UNITS
                                       ---------------------------------------------------------------------------------------------

TRUST CAPITAL-
January 1, 2005                        $  8,261,471       7,635.974   $ 183,872              --    $  8,445,343          7,635.974
Redemptions                              (1,901,135)     (1,878.412)         --                      (1,901,135)        (1,878.412)
Additional units allocated **                    --          --              --              --              --             --
Net income (loss)                          (249,744)                      8,545                        (241,199)            --
                                       -------------------------------------------------------------------------------------------
TRUST CAPITAL-
September 30, 2005                     $  6,110,592       5,757.562   $ 192,417              --    $  6,303,009          5,757.562
                                       ===========================================================================================

NET ASSET VALUE PER UNIT OUTSTANDING
AT SEPTEMBER 30, 2005:                 $  1,061.32
                                       -----------



FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004:

                                               UNITHOLDERS                  MANAGING OWNER                     TOTAL
                                       ---------------------------------------------------------------------------------------------
                                           AMOUNT            UNITS       AMOUNT         UNITS         AMOUNT            UNITS
                                       ---------------------------------------------------------------------------------------------

TRUST CAPITAL-
January 1, 2004                        $ 17,388,934      15,451.569   $ 605,521              --    $ 17,994,455         15,451.569
Redemptions                              (8,051,970)     (7,327.513)         --              --      (8,051,970)        (7,327.513)
Additional units allocated **                    --          12.093          --              --              --             12.093
Net loss                                 (1,696,688)                    (67,133)                     (1,763,821)            --
                                       -------------------------------------------------------------------------------------------
TRUST CAPITAL-
September 30, 2004                     $  7,640,276       8,136.149$    538,388              --    $  8,178,664          8,136.149
                                       ===========================================================================================

NET ASSET VALUE PER UNIT OUTSTANDING
AT SEPTEMBER 30, 2004:                 $     939.05
                                       ------------






** Additional units are issued to Unitholders who are charged less than a 9% brokerage fee

See notes to financial statements



                          MILLBURN WORLD RESOURCE TRUST
                 STATEMENTS OF FINANCIAL HIGHLIGHTS (UNAUDITED)



FOR THE THREE MONTHS ENDED SEPTEMBER 30                            2005         2004
--------------------------------------------------------------------------------------

Net income (loss) from operations:
Net investment loss                                         $     (16.55) $    (20.80)
Net realized and unrealized gains (losses) on
  trading of futures and forward currency contracts                70.10       (27.10)
Net gains (losses) from U.S. Treasury
  obligations                                                      (0.72)        0.55
                                                            -------------------------
Net income (loss) per unit                                         52.83       (47.35)
Net asset value per unit,
  beginning of period                                           1,008.49       986.40
                                                            -------------------------

Net asset value per unit,
  end of period                                             $   1,061.32  $    939.05
                                                            =========================



TOTAL RETURN AND RATIOS FOR THE THREE MONTHS ENDED SEPTEMBER 30:

                                                                  2005         2004
                                                            -----------------------

Total return:                                                   5.24 %        (4.80)%
Ratio of expenses to average net assets (a):                    9.42 %        10.08 %
Ratio of net investment loss to average net assets (a):        (6.45)%        (8.85)%

(a) Annualized

See notes to financial statements




                          MILLBURN WORLD RESOURCE TRUST
                 STATEMENTS OF FINANCIAL HIGHLIGHTS (UNAUDITED)



FOR THE NINE MONTHS ENDED SEPTEMBER 30:                           2005            2004
----------------------------------------------------------------------------------------

Net income (loss) from operations:
Net investment loss                                         $     (51.58) $     (69.09)
Net realized and unrealized gains (losses) on
  trading of futures and forward currency contracts                31.69       (115.86)
Net losses from U.S. Treasury
  obligations                                                      (0.70)        (1.38)
                                                            --------------------------
Net losses per unit                                               (20.59)      (186.33)
Net asset value per unit,
  beginning of period                                           1,081.91      1,125.38
                                                            --------------------------

Net asset value per unit,
end of period                                               $   1,061.32  $     939.05
                                                            ==========================



TOTAL RETURN AND RATIOS FOR THE NINE MONTHS ENDED SEPTEMBER 30:

                                                               2005          2004
                                                            ---------------------

Total return:                                                 (1.90)%      (16.56)%
Ratio of expenses to average net assets (a):                   9.40 %        9.68 %
Ratio of net investment loss to average net assets (a):       (6.81)%       (8.62)%

(a) Annualized

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of The Millburn World Resource Trust's (the "Trust") financial condition at September 30, 2005 (unaudited) and December 31, 2004 and the results of its operations for the three and nine month periods ended September 30, 2005 and 2004 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004. The December 31, 2004 information has been derived from the audited financial statements as of December 31, 2004.

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

The Trust's assets are generally held as cash, cash equivalents or U.S. Government obligations which are used to margin or collateralize the Trust's futures and forward currency positions and are withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to daily price fluctuation limits, which are inherent in the Trust's futures and forward trading, the Trust's assets are highly liquid and are expected to remain so. During its operations through the three and nine months ending September 30, 2005, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

There have been no material changes with respect to the Trust's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Trust's Annual Report on Form 10-K for fiscal year 2004.

Due to the nature of the Trust's trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

                                            TOTAL TRUST
 MONTH ENDING:                                CAPITAL
--------------------------------------------------------------------------------

September 30, 2005                          $ 6,303,009
June 30, 2005                                 6,483,822
December 31, 2004                             8,445,343


--------------------------------------------------------------------------------
                        PERIODS ENDED SEPTEMBER 30, 2005
--------------------------------------------------------------------------------

                                           THREE MONTHS         NINE MONTHS
                                           -------------------------------------
Change in Trust Capital                    $  (180,813)        $ (2,142,334)
Percent Change                                  -2.79%               -25.37%


THREE MONTHS ENDED SEPTEMBER 30, 2005

The decrease in the Trust's net assets of $180,813 during the three months ended September 30, 2005 was attributable to redemptions of $508,459 which was partially offset by net income of $327,646.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage fees for the three months ended September 30, 2005 decreased $43,327 relative to the corresponding period in 2004.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the three months ended September 30, 2005 increased $20,993 relative to the corresponding period in 2004. This increase was attributable to an increase in short-term Treasury yields, which was partially offset by a reduction in the Trust's cash and U.S. Treasury investments as a result of redemptions.

The Trust experienced net realized and unrealized gains of $427,358 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $141,768, administrative expenses of $5,488 and custody fees of $225 were incurred. Interest income of $47,769 partially offset the Trust's expenses, resulting in net income of $327,646. An analysis of the trading gain (loss) by sector is as follows:

                                       % Gain
           Sector                       Loss
        --------------------------------------
        Currencies                      0.76%
        Energies                        3.72%
        Grains                         -0.98%
        Interest Rates                 -4.07%
        Livestock                      -0.76%
        Metals                          1.38%
        Softs                          -0.04%
        Stock Indices                   7.04%
                                  ------------
        Total                           7.05%


NINE MONTHS ENDED SEPTEMBER 30, 2005

The decrease in the Trust's net assets of $2,142,334 during the nine months ended September 30, 2005 was attributable to redemptions of $1,901,135 and a net loss of $241,199.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage fees for the nine months ended September 30, 2005 decreased $356,769 relative to the corresponding period in 2004.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the nine months ended September 30, 2005 increased $32,353 relative to the corresponding period in 2004. This increase was attributable to an increase in short-term Treasury yields, which was partially offset by a reduction in the Trust's cash and U.S. Treasury investments as a result of redemptions.

The Trust experienced net realized and unrealized gains of $98,491 from its trading operations (including foreign exchange translations and U.S. Treasury notes). Brokerage fees of $456,203, administrative expenses of $16,463 and custody fees of $833 were incurred. Interest income of $133,809 partially offset the Trust's expenses, resulting in a net loss of $241,199. An analysis of the trading gain (loss) by sector is as follows:



                                % GAIN
  SECTOR                         LOSS
---------------------------------------
Currencies                      -4.78%
Energies                         4.71%
Grains                          -3.71%
Interest Rates                   3.15%
Livestock                       -1.17%
Metals                           0.30%
Softs                           -1.02%
Stock Indices                    5.88%
                          -------------
TOTAL                            3.36%

                            TOTAL TRUST
MONTH ENDING:                 CAPITAL
-----------------------------------------
September 30, 2004        $    8,178,664
June 30, 2004                  9,420,395
December 31, 2003             17,994,455

       ------------------------------------------------------------------
                        PERIODS ENDED SEPTEMBER 30, 2004
       ------------------------------------------------------------------

                             THREE MONTHS            NINE MONTHS
                          ---------------------------------------
Change in Trust Capital   $   (1,241,731)        $   (9,815,791)
Percent Change                    -13.18%                -54.55%

THREE MONTHS ENDED SEPTEMBER 30, 2004

The decrease in the Trust's net assets of $1,241,731 during the three months ended September 30, 2004. This decrease was attributable to redemptions of $806,982 and net loss from operations of $434,749.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage fees for the three months ended September 30, 2004 decreased $263,957 relative to the corresponding period in 2003.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers. Interest income for the three months ended September 30, 2004 decreased $27,916 relative to the corresponding period in 2003. This decrease was attributable to a reduction in the Trust's net assets (via redemptions and trading losses), which was partially offset by an increase in short-term Treasury yields.

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


Sector            % Gain (Loss)
---------          -------------

Currencies              (5.05)%
Energies                 3.32 %
Grains                   1.24 %
Interest rates          (1.15)%
Metals                   0.13 %
Softs                    0.04 %
Stock indices           (1.50)%
                  -------------
Total                   (2.97)%

NINE MONTHS ENDED SEPTEMBER 30, 2004

The decrease in the Trust's net assets of $9,815,791 during the nine months ended September 30, 2004. This decrease was attributable to redemptions of $8,051,970 and net loss from operations of $1,763,821.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage fees for the nine months ended September 30, 2004 decreased $573,654 relative to the corresponding period in 2003.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers. Interest income for the nine months ended September 30, 2004 decreased $105,920 relative to the corresponding period in 2003. This decrease was attributable to a reduction in the Trust's net assets (via redemptions and trading losses), which was partially offset by an increase in short-term Treasury yields.

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

Sector            % Gain (Loss)
---------          -------------

Currencies             (14.97)%
Energies                 6.83 %
Grains                   1.47 %
Interest rates          (0.17)%
Metals                  (0.63)%
Softs                    0.03 %
Stock indices           (3.57)%
                  -------------
Total                  (11.01)%


Management Discussion - 2005
----------------------------

THREE MONTHS ENDED SEPTEMBER 30, 2005

The Trust's net asset value per unit registered a 5.24% advance during the three months ended September 30, 2005. Strong profits from trading stock index and energy futures, along with smaller gains from trading metal futures and cross currency positions, keyed the quarterly advance. Interest rate trading was unprofitable and to a lesser extent so were U.S. dollar trading against foreign currencies and agricultural commodity trading.

Global stock markets advanced broadly during the quarter. Fourteen of the fifteen long index positions registered gains. Asian, European, U.S., and South African markets all moved higher. Japanese indices displayed the largest increases as more evidence emerged of an end to Japan's long period of recession and deflation.

Energy prices rose further, and became increasingly more volatile during the period due to the interplay of hurricanes in the U.S., continuing Middle East turmoil, growing demand from the emerging world, and uncertainties about the growth dampening effects of the Federal Reserve's persistent interest rate increases. As a result, long positions in crude, crude products and natural gas were profitable.

Metal trading profits were significant. Long positions in copper, gold, zinc and platinum produced gains that outweighed losses from trading nickel, lead, aluminum and silver.

Cross currency trading was also profitable in the quarter. Generally, long positions in high interest rate currencies produced gains. Hence, long Australian dollar, Canadian dollar and sterling positions relative to the yen, and short euro positions relative to the Polish Zloty and Canadian dollar were profitable. On the other hand, trading of the U.S. dollar against foreign currencies was somewhat negative. There were gains from short dollar trades against Canada, Brazil, and Japan, but these were overwhelmed by losses from trading the dollar versus twelve other currencies.

Interest rates rose rather broadly as the Fed continued to raise the official rate, as growth in emerging economies remained strong, as Japan showed signs of exiting from its protracted slump, and as high prices for oil and commodities induced inflation fears that periodically roiled markets. Therefore, long note and bond positions for the U.S., Japan, Canada, Australia, Great Britain, and Europe produced losses. Long positions in short-term interest rate futures in Canada, Europe and the U. K. also had negative outcomes. On the other hand, short positions in U.S. short rates were profitable.

Grain prices were volatile and grain trading was somewhat unprofitable. A short cattle trade was unprofitable. Finally, the gain from a long sugar trade offset the losses from short cotton, coffee, and cocoa positions.

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

Management Discussion - 2004
----------------------------

THREE MONTHS ENDED SEPTEMBER 30, 2004

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

The following table summarizes the redemptions by Unitholders during the three months ended September 30, 2005:

DATE OF                                   UNITS                     NAV
REDEMPTION                              REDEEMED                  PER UNIT
--------------------------------------------------------------------------------

July 31, 2005                                 204.636        $    1,002.70
August 31, 2005                                93.092             1,016.84
September 30, 2005                            196.558             1,061.32
                                   -------------------
TOTAL                                         494.286
                                   ===================
ITEM 3. Defaults Upon Senior Securities - None
ITEM 4. Submission of Matters to a Vote of Security Holders - None
ITEM 5. Other Information - None
ITEM 6. (a) Exhibits -

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



By:  Millburn Ridgefield Corporation,
Managing Owner
Date: November 11, 2005
                                /s/ Tod A. Tanis
                                ----------------
                                  Tod A. Tanis
                                 Vice-President
                         (principal accounting officer)