Form 10-K
period 2005-12-31
MILLBURN WORLD RESOURCE TRUST
filed 2006-03-31
CIK 943487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2005

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporation by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐          Accelerated Filer ☐          Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐    No ☒

Documents Incorporated by Reference

Registrant’s Financial Statements for the Years ended December 31, 2005, 2004 and 2003 with Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2005, is incorporated by reference into Part II item 8 and Part IV hereof and filed as an exhibit herewith.

PART I

Item 1.  Business

(a)   General development of business

The Millburn World Resource Trust (the “Trust”) is a business trust organized June 7, 1995 pursuant to a Declaration of Trust and Trust Agreement (the “Trust Agreement”), under the Delaware Business Trust Act. Between July 12, 1995 and September 11, 1995 (the “Initial Offering”), units of beneficial interest in the Trust (the “Units”) were publicly offered at an initial price of $1,000 per Unit. The proceeds of the Initial Offering and interest thereon were held in escrow until September 13, 1995 at which time an aggregate of $15,141,664 was turned over to the Trust and the Trust commenced operations. The Trust most recently offered Units during January 2002 and, as of December 31, 2005, Units were not being offered. The offering is registered under the Securities Act of 1933, as amended, and a total of $150 million of Units have been registered. A total of $98,280,140 of Units have been sold to the public as of December 31, 2005.

The Trust engages in speculative trading in the futures, options and forward markets.

Millburn Ridgefield Corporation (the “Managing Owner”), a Delaware corporation, is the managing owner and the commodity trading advisor for the Trust. The Managing Owner invested $400 in the Trust as an initial capital contribution to the Trust and $155,005 in the Trust at the outset of trading. Thereafter, the Managing Owner contributed an additional $417,000 and has redeemed $950,000 of Units as of December 31, 2005. After reflecting cumulative gains and profit shares of $580,731, the Managing Owner’s investment in the Trust totaled $203,136 as of December 31, 2005.

(b)   Financial information about industry segments

The Trust’s business constitutes only one segment, i.e., a speculative commodity pool. The Trust does not engage in sales of goods and services. Financial information regarding the Trust’s business is set forth in Item 6 “Selected Financial Data” and in the Trust’s Financial Statements included as Exhibit 13.01 to this report.

(c)   Narrative description of business

The Trust engages in the speculative trading of futures, options on futures, and forward contracts. The Trust’s sole trading advisor is the Managing Owner. The Managing Owner trades the Trust’s assets, pursuant to its World Resource Portfolio, in the agricultural, metals, energy, interest rate and stock indices futures and futures options markets and in the currency markets, trading primarily forward contracts in the interbank market. The objective of the Managing Owner’s trading method is to participate in all major sustained price moves in the markets traded. The Managing Owner’s approach is medium-term to long-term in nature. The Managing Owner makes trading decisions pursuant to its trading method, which includes technical trend analysis, certain non-trend-following technical systems, and money management principles, which may be revised from time to time.

The Managing Owner is engaged in an ongoing research effort to improve its trading methods and to apply its quantitative analytic expertise to new financial products.

Successful systematic futures trading depends on two factors;  development and selection of the trading systems used in each market, and allocation of portfolio risk among the markets available for trading.

Market environments change over time, and particular systems may perform well in one environment but poorly in another. Likewise, portfolio sectors and individual markets go through periods where systematic trading is very profitable and other periods where no system makes any money.

The goal of the Managing Owner’s research has been to develop and select a mix of systems in each market and allocate risk across a wide array of markets, so as to contain overall portfolio risk in the targeted range, while allowing exposure to profitable trend opportunities. Over the last 30 years, the Managing Owner has developed hundreds of trading systems. These intermediate- to long-term trading systems generate buy or sell decisions in a particular market based on the direction of price movements in the market.

Systems can be materially different – better in some periods and worse in others. The main distinguishing features are time-frame over which systems work (intra-day to long-term), the type of data fed into them (granularity [ticks to weeks/months], type [market or economic statistics], source [cash, futures or options markets]), and the objective of the system (profiting from trends, trading-ranges or volatility). No single approach will work all the time. Therefore, the Managing Owner’s objective is to have several approaches operating at all times. Since the early 1980’s, the Managing Owner has selected multiple systems for each market.

When arriving at the portfolio allocation, the Managing Owner seeks maximum diversification subject to liquidity constraints. The markets traded and allocations are reviewed monthly, although changes may occur less frequently. The following factors are considered in constructing a universe of markets to trade for each portfolio:  profitability, correlation of market performance, liquidity of markets, depth of markets, breadth of markets, professional judgment, desired diversification and transaction costs. Once the universe of markets is established, the Managing Owner’s simulation and optimization techniques help determine which markets to include in the portfolio. The current allocation to any market in the portfolio does not exceed 3%.

Risk is a function of both price level and price volatility. In attempting to assess market volatility as a means of monitoring and evaluating risk, the Managing Owner uses its volatility overlay as a part of individual market risk management. This system is designed to measure the risk in the portfolio’s position in each market and signals a decrease in position size when risk increases and an increase in position size when risk decreases. The Managing Owner’s volatility overlay maintains overall portfolio risk and distribution of risk across markets within designated ranges. It is applied to the systematic strategies described above. A secondary benefit of the volatility overlay can be timely profit taking. Because markets tend to become more volatile after a profitable trend has been long underway, the volatility overlay often signals position reductions before trend reversals.

In addition to the volatility overlay, the Managing Owner’s risk management focuses on money management principles applicable to the portfolio as a whole rather than to individual markets and control of leverage and portfolio size. There are, however, no restrictions on the amount of leverage the managing owner may use at any time.

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

Prudential Financial Derivatives LLC, Deutsche Bank Securities, Inc. and Merrill Lynch, Pierce, Fenner & Smith Inc. act as the futures brokers for the Trust. The Trust executes currency forward trades with several brokers and banks, including Morgan Stanley & Co. Incorporated and clears all such trades with Morgan Stanley & Co. Incorporated, serving as prime broker. The Trust pays “bid asked” spreads on its forward trades, as such spreads are incorporated into the pricing of forward contracts. The Managing Owner monitors the Trust’s trades to ensure that the prices it receives are competitive.

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

The Trust’s cash and U.S. Treasury instruments are used by the Trust to engage in its trading activities and as reserves to support that trading. The Trust’s assets deposited with the Trust’s futures brokers as margin are maintained in “customer segregated funds accounts” or “foreign futures and foreign options secured amount accounts” and are held in cash, or U.S. Treasury instruments. Trust assets not deposited as margin are maintained in bank or brokerage accounts and are held primarily in bank money market funds or U.S. Treasury instruments.

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

Item 1A.  Risk Factors

You Could Lose Your Entire Investment in the Trust

An investment in the Trust is a speculative investment. Investors rely on the Managing Owner to trade profitably for the Trust and profitability is not assured. You could lose all or substantially all of your investment in the Trust.

The Trust is a Highly Leveraged Investment

The Trust generally holds positions with a face value of as much as eight, and possibly as much as ten or more, times its total equity. Consequently, small adverse movements in the prices of the Trust’s open positions can cause significant losses.

The Performance of the Trust Will be Volatile

The Managing Owner expects that the performance of the Trust will be volatile. The Trust may suffer sudden and substantial losses from time to time and the day-to-day value of the Units will be variable and uncertain. The Net Asset Value per Unit may change materially between the date on which you subscribe for Units and the date the Units are issued or the date you request a redemption and the month-end redemption date.

The Trust’s Expenses Will Cause Losses Unless Offset by Profits and Interest Income

The Trust pays annual expenses regardless of profitability. The Trust must earn trading profits and interest income at least equal to these expenses to avoid losses.

An Investment in the Trust is not Liquid

There is no secondary market for the Units. Investors may redeem Units only as of the close of business on the last day of a calendar month and must give the Trust at least 10 days’ prior written notice of the intent to redeem.

The Timing of Investment and Redemption Decisions Will Affect the Profitability of an Investment

The Managing Owner expects that a majority of the Trust’s trades will result in small profits only or in losses. The majority of any profits earned by the Trust will most likely come from a small number of trades each year. Accordingly, investors will not know when is a good time to redeem Units, and the timing of investment and redemption decisions will affect the amount of profit or loss you experience as an investor in the Trust.

The Managing Owner Alone Directs the Trust’s Trading

The Trust is a single-advisor fund. The use of a single advisor trading one program involves a greater risk of loss than the diversified, multi-advisor approach employed by many futures funds. In addition, if the management services of the Managing Owner were to become unavailable for any reason, the Trust would terminate. Furthermore, were the Managing Owner to lose the services of its key principals, the Managing Owner could decide to dissolve the Trust, possibly causing it to realize losses.

The Managing Owner is a Technical Trader and Does not Analyze Economic Factors External to Market Price

The Managing Owner’s systematic strategies are developed on the basis of a statistical analysis of market prices. Consequently, any factor external to the market itself that dominates prices may cause major losses. For example, a pending political or economic event may be very likely to cause a major price movement, but the

Managing Owner would continue to maintain positions indicated by its trading method that would incur major losses if the event proved to be adverse.

The Managing Owner’s systematic strategies retain certain discretionary aspects. Decisions, for example, to adjust the size of the positions indicated by the systematic strategies, which contracts to trade and method of order entry require judgmental input from the Managing Owner’s principals. Additionally, the Managing Owner may determine not to enter a new position indicated by its strategies if the Managing Owner determines prevailing market conditions to be unusual, for example, significantly more volatile than the expected volatility factored into the design of the strategies. The Managing Owner does, however, exit positions when its trading strategies indicate that it should do so. Discretionary decision-making may result in the Managing Owner making unprofitable trades when a more wholly systematic approach would not have done so.

Lack of Price Trends Will Cause Losses; There Have Been Sustained Periods With Insufficient Price Trends for the Diversified Portfolio to Trade Profitably. The Managing Owner Expects That There Will be Similar Periods in the Future

The Trust cannot trade profitably unless there are major price trends in at least some of the markets it trades. Moreover, the price trends must be of a type the Managing Owner’s systems are designed to identify. In the past there have been sustained periods with few trending markets where gains from trading those markets were insufficient to offset losses from trades in non-trending markets.

Markets in which prices move rapidly and then reverse and then do so again may cause losses. In such “whipsaw” market conditions, the Managing Owner may establish positions for the Trust on the basis of incorrectly identifying the rapid movement or the reversal as a trend.

Lack of Market Liquidity Could Make it Impossible for the Trust to Realize Profits or Limit Losses

In illiquid markets, the Trust could be unable to close out positions to limit losses or to take positions in order to follow trends. There are too many different factors that can contribute to market illiquidity to predict when or where illiquid markets may occur.

Unexpected market illiquidity has caused major losses for some traders in recent years in such market sectors as emerging markets and mortgage-backed securities. There can be no assurance that the same will not happen in the markets traded by the Trust. In addition, the large size of the positions the Trust may take increases the risk of illiquidity by both making its positions more difficult to liquidate and increasing the losses incurred while trying to do so.

United States commodity exchanges impose limits on the amount the price of some, but not all, futures contracts may change on a single day. Once a futures contract has reached its daily limit, it may be impossible for the Trust to liquidate a position in that contract, if the market has moved adversely to the Trust, until the limit is either raised by the exchange or the contract begins to trade away from the limit price.

The Managing Owner’s Trading Systems Have Been Developed Over Time and are Subject to Change

In executing its trading method, the Managing Owner uses combinations of trading systems to generate buy and sell signals in the various markets traded. The Managing Owner has developed, modified, retained and discarded numerous systems over more than 30 years. Consequently, some of the trading systems and combinations of systems currently being used to trade accounts such as the Trust are not identical to those used 5, 10, 15 or 20 years ago.

Trading on Foreign Exchanges Presents Greater Risk Than Trading on U.S. Exchanges

The Trust trades on commodity exchanges outside the United States. Trading on foreign exchanges is not regulated by any United States governmental agency and may involve certain risks that do not arise when trading on United States exchanges. For example, some foreign exchanges are “principals’ markets” in which performance is the responsibility only of the individual member with whom the Trust has traded, not of the exchange or a clearing facility. In such cases, the Trust will be subject to a risk that the member with whom the Trust has traded is unable or unwilling to perform its obligations under the transaction. Additionally, an adverse change in the exchange rate between the United States dollar and the currency in which a non-U.S. futures contract is denominated would reduce the profit or increase the loss on a trade in that contract.

Trading on foreign exchanges also presents risks of loss due to (1) the possible imposition of exchange controls, which could make it difficult or impossible for the Trust to repatriate some or all of its assets held by non-U.S. counterparties; (2) possible government confiscation of assets; (3) taxation; (4) possible government disruptions, which could result in market closures and thus an inability to exit positions and repatriate Trust assets for sustained periods of time, or even permanently; and (5) limited rights in the event of the bankruptcy or insolvency of a foreign broker or exchange resulting in a different and possibly less favorable distribution of the bankrupt’s assets than would occur in the United States.

The Managing Owner Anticipates the Trust’s Performance to be Non-Correlated to Stocks and Bonds, not Negatively Correlated

Non-correlation means that there is no statistically valid relationship between two asset classes and should not be confused with negative correlation, where the performance of two asset classes would be opposite. Because of this non-correlation, investors should not expect the Trust to be automatically profitable during unfavorable periods for the stock and /or bond markets, or vice versa.

If the Trust does not perform in a manner non-correlated with the general financial markets or does not perform successfully, investors will obtain no diversification benefits by investing in the Units and the Trust may have no gains to offset losses from other investments.

The Trust May be Subject to Profit Shares Despite Certain Units Having Declined in Value

Investors have purchased Units at different times and will, accordingly, recognize different amounts of profit and loss on their investments. Profit Shares are accrued, or the accruals are reversed to reflect losses, on a monthly basis. Profit Shares are calculated on the basis of the cumulative net trading profits recognized by the Trust as a whole, not on the profits recognized by any particular Unit or Units. Consequently, the Managing Owner may still be allocated a Profit Share even though certain Units have lost value since the date they were purchased.

The Managing Owner’s Increased Equity Under Management Could Lead to Lower Returns for Investors

The Managing Owner has not agreed to limit the amount of money it may manage and is actively seeking additional accounts. The more money the Managing Owner manages, the more difficult it may become for the Managing Owner to trade profitably for the Trust because of the difficulty of trading larger positions without negatively affecting prices and performance.

Increased Competition Among Trend-Following Traders Could Reduce the Managing Owner’s Profitability

A substantial number of commodity trading advisors use technical trading systems, particularly trend-following systems, like the Managing Owner’s systems. As the amount of money under the management of such systems increases, competition for the same positions increases, making the positions more costly and more difficult to acquire.

The Trust is Subject to Conflicts of Interest

The Trust is subject to numerous actual and potential conflicts of interest, including: (1) the compensation that the Selling Agents receive gives them an incentive to discourage redemptions; (2) the brokerage commissions that Prudential Financial Derivatives LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc. receive as clearing brokers for the Trust gives an additional incentive to discourage redemptions; (3) the Managing Owner has significant financial incentives to discourage their redemption; and (4) the Managing

Owner of the Trust will not select any other trading advisor even if doing so would be in the best interests of the Trust.

The Managing Owner has not Established Formal Procedures to Resolve Conflicts of Interest

Because the Managing Owner has not established any formal procedures for resolving conflicts of interest, investors will be dependent on the good faith of the parties with conflicts to resolve the conflicts equitably. The Managing Owner cannot assure that conflicts of interest will not result in losses for the Trust.

You Will be Taxed Each Year on Your Share of Trust Profits

If you are an individual or entity subject to U.S. taxes (e.g., not a tax-exempt entity such as an IRA or pension plan), you will be taxed on your share of Trust income or gain each year, whether or not you redeem Units or receive distributions from the Trust.

Because a substantial portion of the Trust’s open positions are “marked-to-market” at the end of each year, some of your tax liability will be based on unrealized gains which the Trust may, in fact, never realize.

40% of any trading profits on certain U.S. exchange-traded futures contracts and certain foreign currency forward contracts are taxed as short-term capital gains at ordinary income rates (unless offset by capital losses), while 60% of any such trading profits are taxed as long-term capital gains at a lower maximum rate for individuals (15% for most gains recognized in taxable years beginning on or before December 31, 2008). 100% of any trading profits from non-U.S. exchange traded interest rate futures contracts and certain forward currency contracts that do not have an equivalent U.S. exchange traded futures contract are “marked-to-market” at the end of each year and taxed as short-term capital gains at ordinary income tax rates (unless offset by capital losses). These rates apply regardless of how long the Trust holds a contract, or an investor his or her Units.

Due to the different tax rates for long-term and short-term capital gains and losses, and depending on the tax character of income and loss you receive on other investments in your portfolio, it is possible for you to have a pre-tax economic gain on your investment in the Trust but an after tax loss.

Over time, the compounding effects of the annual taxation of the Trust’s income are material to the economic consequences of investing in the Trust. For example, a 10% compound annual rate of return over five years would result in an initial $10,000 investment compounding to $16,105. However, if one factors in a 30% tax rate each year, the result would be $14,025.

You Will be Taxed on the Trust’s Interest Income Even if the Trust Suffers Trading Losses

Losses on the Trust’s trading are almost exclusively capital losses. Non-corporate investors may use net capital losses to offset up to $3,000 of ordinary income each year. So, for example, if your share of the Trust’s trading (i.e., capital) loss was $10,000 in a given fiscal year and your share of interest income was $5,000, you would incur a net loss in the Net Asset Value of your Units equal to $5,000, but would nevertheless recognize taxable income of $2,000.

Limitations on the Deductibility of “Investment Advisory Fees”

The Managing Owner does not intend to treat the ordinary expenses of the Trust as “investment advisory fees” for federal income tax purposes. The Managing Owner believes that this is the position adopted by virtually all United States futures fund sponsors. However, were the ordinary expenses of the Trust characterized as “investment advisory fees,” non-corporate taxpayers would be subject to substantial restrictions on the deductibility of those expenses, would pay increased taxes in respect of an investment in the Trust and could actually recognize taxable income despite having incurred a financial loss.

The IRS Could Audit Both the Trust and Individual Unitholders

The IRS could audit the Trust’s tax returns and require the Trust to adjust such returns. If an audit results in an adjustment, you could be audited and required to pay additional taxes, plus interest and possibly penalties.

The Bankruptcy of a Clearing Broker or Currency Dealer Could Cause Losses

The Managing Owner must assess the credit-worthiness of the clearing brokers and foreign currency counterparties it selects for the Trust. If one of the Trust’s clearing brokers or foreign currency counterparties becomes bankrupt, the Trust will be limited to recovering only its pro rata share of all available customer funds segregated by the clearing broker or counterparty. The Managing Owner attempts to mitigate this risk by selecting only well capitalized, major financial institutions as clearing brokers and foreign currency counterparties.

The Trust Trades in Unregulated Markets

The Trust will conduct all or substantially all of its currency forward and related options trading in unregulated markets. There is no way to determine fair pricing or prevent trading abuses in such markets. The absence of regulation in such markets could expose the Trust to significant losses.

Various national governments have expressed concern regarding the disruptive effects of speculative trading in the currency markets and the need to regulate the “derivatives” markets in general. Future regulatory changes may limit the Trust’s ability to trade in certain markets.

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

(b)   Holders.

As of December 31, 2005, there were 388 holders of Units.

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

The following table summarizes the redemptions by Unitholders during the fourth calendar quarter of 2005:

Month	Units Redeemed	Redemption Date NAV per Unit

October 31, 2005	159.614	1,022.76
November 30, 2005	60.308	1,105.56
December 31, 2005	237.478	1,096.35

Total	457.400

Item 6.  Selected Financial Data

The following is a summary of operations for the fiscal years 2005, 2004, 2003, 2002 and 2001, and total assets of the Trust at December 31, 2005, 2004, 2003, 2002 and 2001. The Trust commenced trading operations on September 13, 1995.

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002	For the Year Ended December 31, 2001
Revenue:
Total net realized and unrealized gains (losses)*	$399,427	$443,927	$1,202,555	$5,309,031	$(2,138,120)
Interest income	182,141	134,837	253,838	469,289	1,467,711

Expenses:
Administrative expenses**	27,996	95,749	102,856	106,135	265,562
Brokerage Commissions	593,517	1,003,462	1,774,676	2,041,313	2,629,963

Net Income (loss)	$(39,945)	$(520,447)	$(421,139)	$3,630,872	$(3,565,934)

Total assets	$6,403,569	$9,201,458	$18,378,284	$21,381,228	$26,592,238
Total Trust capital	$6,013,983	$8,445,343	$17,994,455	$20,880,211	$25,723,057
Net asset value per Unit	$1,096.35	$1,081.91	$1,125.38	$1,164.79	$998.22
Increase (decrease) in net asset value per Unit	$14.44	$(43.47)	$(39.41)	$166.57	$(137.46)

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

The financial instruments traded by the Trust contain varying degrees of off-balance sheet risk whereby changes in the market values of the futures and forward contracts or the Trust’s satisfaction of the obligations may exceed the amount recognized in the statement of financial condition of the Trust.

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

Liquidity

The Trust’s assets are generally held as cash or cash equivalents which are used to margin the Trust’s futures and forward currency positions and withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed  limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Trust’s futures and forward trading, the Trust’s assets are highly liquid and are expected to remain so. During its operations through December 31, 2005, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

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

Contractual Obligations

The Trust does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Trust’s sole business is trading futures and forward currency contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contacts are for settlement within four months of the trade date and substantially all such contracts are held by the Trust for less than four months before being offset or rolled over into new contracts with similar maturities.  The Trust’s Financial Statements, included as Exhibit 13.01 to this report, present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open future and forward currency contracts, both long and short, at December 31, 2005.

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

2005

During 2005, the Trust achieved net realized and unrealized gains of $399,427 from its trading operations (including foreign exchange transactions and translations). Brokerage fees of $593,517 were paid or accrued. The Trust paid no profit share to the Managing Owner. Interest income of $182,141 partially offset the Trust’s expenses resulting in a net loss (inclusive of administrative expenses) of $39,945 and a 1.33% increase in the Net Asset Value per Unit. The increase in Net Asset Value per Unit does not correspond with the net loss because of the timing of redemptions of Units in relation to the fluctuating value of the Trust’s investments during the year. An analysis of the trading gain (loss) by sector is as follows:

Sector	% Gain (Loss)

Interest Rates	2.17%
Currencies	(3.95)%
Stock Indices	7.17%
Metals	6.98%
Energies	1.16%
Grains	(3.45)%
Softs	(0.14)%
Livestock	(1.36)%

Total	8.58%

The Trust produced a small percentage gain for the year. Equity indices and metals were strongly profitable, and to a lesser extent so were cross rate currency positions, energy and interest rates. On the other hand, sizable losses resulted from trading dollar currency positions, and lesser shortfalls came from trading grains, and livestock.

International equity indices were highly profitable in 2005. Following some consolidation early in the year, non-U.S. equity indexes moved broadly higher through year end. There were gains from long positions in Asian, European, and South African equity indices. Solid growth worldwide propelled equities forward despite the headwinds that came from high energy prices and rising interest rates. Trading of U.S. stock indexes, which were range-bound for most of 2005, was not profitable, however.

Strong growth of industrial production, especially in China, underpinned demand for metals, and long positions in copper, zinc, aluminum and lead generated gains.  Continuing expansion of money supply worldwide fueled demand for precious metals and long platinum, gold and silver positions were also profitable.

Energy prices were volatile, but still moved somewhat higher on balance for the year, and long positions in crude, heating oil, London gas oil, unleaded gasoline, and kerosene were slightly profitable. By the end of 2005, however, position sizes had been reduced significantly.

Interest rates were quite volatile during 2005. Early in the year, markets expected continuing declines in non-U.S. interest rates, and further advances in short term U.S. rates. Later on, however, interest rates rose rather broadly as the European Central Bank joined the Federal Reserve in raising official rates, as growth in emerging economies remained strong, as Japan showed evidence of exiting from its protracted slump, and as high prices for energy and other commodities induced inflation fears that periodically roiled markets. In this environment, profits from long non-U.S. interest rate positions during the first half of 2005 were largely offset by losses from these positions in the second half. Indeed, by year end, the portfolio’s interest rate positions had been reduced or reversed from long to short, anticipating higher interest rates.

Turning to currencies, cross rate trades based on selling low yield currencies and buying high interest rate currencies were profitable. In particular, selling yen and buying the Australian dollar, Canadian dollar and British pound was profitable, as was selling the euro and buying Polish zlotys and Canadian dollars.

Dollar trading, however, was unprofitable throughout the year. The U.S. currency was not able to sustain a trend and exhibited significant volatility, especially during the second half of 2005. As a result, 14 of the 17 currencies traded versus the dollar registered losses or no appreciable gain for the year.

Trading of agricultural commodities and livestock generated losses. Prices of corn, wheat and elements of the soybean complex experienced wide swings in 2005, and modest losses were sustained across the grain sector of the portfolio. A long sugar position was quite profitable as weather related crop shortages in Brazil and Asia increased demand for the commodity and prompted short covering as well. However, losses from trading coffee, cotton, and cocoa were more than offsetting. Livestock trading was unprofitable.

2004

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

Sector	% Gain (Loss)

Interest Rates	2.72%
Currencies	(3.05)%
Stock Indices	(2.10)%
Metals	0.10%
Energies	5.54%
Grains	1.30%
Softs	0.02%
Livestock	0.12%

Total	4.65%

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

Sector	% Gain (Loss)

Interest Rates	0.04%
Currencies	4.84%
Stock Indices	2.32%
Metals	2.39%
Energies	(2.33)%
Grains	(2.37)%
Softs	(0.71)%

Total	4.18%

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

Interest rate trading was very profitable during the first half of 2003 when rates worldwide were continuing to trend downward. However, when that trend reversed abruptly in mid-June and was followed by erratic non-directional range trading, offsetting losses were experienced, especially during the September — December period. Lastly, trading of agricultural commodities produced losses throughout the year.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.  Financial Statements and Supplementary Data

Financial statements required by this item, including the report of Deloitte & Touche LLP for the fiscal years ended December 31, 2005 and 2004, are included as Exhibit 13.01 to this report. The report of Ernst & Young LLP for the fiscal year ended December 31, 2003 is filed as Exhibit 13.02 hereto.

The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2005 and 2004. This information has not been audited.

	4th Quarter 2005	3rd Quarter 2005	2nd Quarter 2005	1st Quarter 2005
Interest Income:	$48,332	$47,769	$43,981	$42,059
Net Realized and Unrealized Gains (Losses)	300,936	427,358	136,000	(464,867)
Expenses:	148,014	147,481	151,241	174,777
Net Income (Loss):	201,254	327,646	28,740	(597,585)
Net Income (Loss) per Unit	35.03	52.83	6.78	(80.20)

	4th Quarter 2004	3rd Quarter 2004	2nd Quarter 2004	1st Quarter 2004
Interest Income:	$33,381	$26,776	$31,874	$42,806
Net Realized and Unrealized Gains (Losses)	1,423,445	(254,399)	(2,016,908)	1,291,789
Expenses:	213,452	207,126	273,293	405,340
Net Income (Loss):	1,243,374	(434,749)	(2,258,327)	929,255
Net Income (Loss) per Unit	142.86	(47.35)	(195.20)	56.22

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

None.

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

Item 9B.  Other Information

None.

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

The principals and senior officers of the Managing Owner as of December 31, 2005 are as follows:

Harvey Beker, age 52.  Mr. Beker is Co-Chief Executive Officer and Co-Chairman of the Managing Owner and The Millburn Corporation, and a partner of their affiliate, ShareInVest Research L.P. He received a Bachelor of Arts degree in economics from New York University (“NYU”) in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at Clayton Brokerage Co. of St. Louis. Mr. Beker has been employed by The Millburn

Corporation since June 1978 and initially served as the Director of operations for its affiliate, Millburn Partners. During his tenure at Millburn (including its affiliates, Millburn Partners and CommInVest Research Limited Partnership (“CommInVest”)) he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in June 1982, and a partner in ShareInVest, the predecessor of ShareInVest Research L.P. (“ShareInVest”), in April 1982.

Gregg R. Buckbinder, age 47.  Mr. Buckbinder is Senior Vice-President and Chief Operating Officer of the Managing Owner and The Millburn Corporation and a partner, since January 2000, of ShareInVest. He graduated cum laude from Pace University (“Pace”) in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He joined the Managing Owner and The Millburn Corporation in January 1998 from Odyssey Partners, L.P. where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from July 1990 through December 1997. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from June 1985 to July 1990 where he was First Vice President and Controller, and from August 1983 to June 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from June 1984 to June 1985 as a manager in the tax department and from September 1980 to August 1983 as a senior auditor, with an emphasis on clients in the financial services business. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

George E. Crapple, age 61.  Mr. Crapple is Co-Chief Executive Officer and Co-Chairman of the Managing Owner and The Millburn Corporation and a partner of ShareInVest. In 1966 he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa. In 1969 he graduated from Harvard Law School, magna cum laude, where he was a member of the Harvard Law Review. He was a lawyer with Sidley & Austin, Chicago, Illinois, from 1969 until April 1, 1983, as a partner since 1975, specializing in commodities, securities, corporate and tax law. He was first associated with the Managing Owner in 1976 and joined Managing Owner and The Millburn Corporation (including its affiliates, Millburn Partners and CommInVest) on April 1, 1983 on a full-time basis. He became a partner in ShareInVest in April 1984. Mr. Crapple is a Director, Member of the Executive Committee, Chairman of the Appeals Committee and a former Chairman of the Eastern Regional Business Conduct Committee of the NFA, past Chairman of the Managed Funds Association, a member of the Global Markets Advisory Committee of the CFTC and a member of the board of directors of the Futures Industry Association (“FIA”).

Steven M. Felsenthal, age 36. Mr. Felsenthal is General Counsel and Chief Compliance Officer of the Managing Owner, The Millburn Corporation and ShareInVest. Prior to joining Millburn in January 2004, Mr. Felsenthal was a senior associate in the investment management group at Schulte Roth & Zabel LLP (September 1999- January 2004), where he represented and advised hedge funds, registered investment companies, investment advisers, broker-dealers and banks in connection with all facets of their asset management businesses, and a member of the tax department of Kramer, Levin, Naftalis & Frankel LLP (October 1996- September 1999). He graduated cum laude from Yeshiva University in 1991 with a bachelor of arts degree in political science, and order of the coif from Fordham University School of Law in 1996, where he also served as an editor of the Fordham Environmental Law Journal. Mr. Felsenthal received an LL.M degree in taxation from NYU School of Law in 2001 and has written and been quoted in numerous published articles on various topics related to investment management. Mr. Felsenthal is a member of the New York State Bar.

Mark B. Fitzsimmons, age 58. Mr. Fitzsimmons is a Senior Vice-President of the Managing Owner and The Millburn Corporation and a partner, since January 2000, of ShareInVest. His responsibilities include both business development and investment strategy. He joined the Managing Owner and its affiliates in January 1990 from Morgan Stanley & Co. Incorporated where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm from October 1987 until January 1990. From September 1977 to October 1987 he was with Chemical Bank New York Corporation (“Chemical”), first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice-President and Manager of Chemical’s Corporate Trading Group. While at Chemical he also traded both foreign exchange and fixed income products. From September 1973 to September 1977 Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department. He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973.

Barry Goodman, age 48.  Mr. Goodman is Executive Vice-President, Director of Trading and Co-Director of Research of the Managing Owner and The Millburn Corporation and a partner of ShareInVest . His responsibilities include overseeing the firm’s trading operation and managing its trading relationships, as well as the design and implementation of trading systems. He graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics. From September 1980 through October 1982 he was a commodity trader for E. F. Hutton & Co., Inc.  (“E.F. Hutton”). At E.F. Hutton, he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. He joined the Managing Owner and The Millburn Corporation (including its affiliate, Millburn Partners) in November 1982 as Assistant Director of Trading. He became a partner in ShareInVest in January 1984.

Dennis B. Newton, age 54. Mr. Newton is a Senior Vice-President of the Managing Owner and The Millburn Corporation. His primary responsibilities are in administration and business development. Prior to joining the Managing Owner and The Millburn Corporation in September 1991, Mr. Newton was President of Phoenix Asset Management, Inc. (“Phoenix”), a registered commodity pool operator from April 1990 to August 1991 and President of its affiliated introducing broker, Phoenix Futures Inc., from March 1990 to June 1991. Prior to his employment with Phoenix, Mr. Newton was a Director of Managed Futures with Prudential-Bache Securities Inc. (“Prudential-Bache”) from October 1987 to March 1990 and was associated with its affiliated futures commission merchant entity, Prudential Securities Futures Management, Inc. Mr. Newton joined Prudential-Bache from Heinold Asset Management, Inc. (“Heinold”), and its affiliated futures commission merchant, Heinold Commodities Inc., where he was a member of the senior management team from October 1974 to October 1987. Heinold was a pioneer and one of the largest sponsors of funds utilizing futures and currency forward trading.

Grant N. Smith, age 54. Mr. Smith is Executive Vice-President and Co-Director of Research of the Managing Owner and The Millburn Corporation and a partner of ShareInVest. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology (“M.I.T.”) in 1974 and an M.S. degree from M.I.T. in 1975. While at M.I.T. he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined the predecessor entity to The Millburn Corporation in June 1975, and has been continuously associated with the Managing Owner, The Millburn Corporation and their affiliates since that time.

Tod A. Tanis, age 51. Mr. Tanis is a Vice President, Principal Accounting Officer and Director of Operations of the Managing Owner and The Millburn Corporation. He is responsible for overseeing operations and accounting for the firm’s commodity pools. He graduated from Grove City College in May 1976 with a B.A. in accounting and joined the Managing Owner and The Millburn Corporation in May of 1983. Prior to joining Millburn, he was with E.F. Hutton, where he was a Manager from December 1982 to April 1983; a Supervisor from August 1982 to December 1982; an International Accountant from April 1979 to August 1982; and a staff accountant from June 1978 to April 1979. As a Manager at E.F. Hutton, he was responsible for all internal and external commodity reporting. Mr. Tanis also served as a Junior Accountant and then International Staff Accountant with Merrill Lynch & Company from September 1976 to May 1978.

(c)   Identification of Certain Significant Employees

None.

(d)   Family Relationships

None.

(e)   Business Experience

See Item 10 (a,b) above.

(f)   Involvement in Certain Legal Proceedings

None.

(g)   Audit Committee Financial Expert

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

(h)   Code of Ethics

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

(b)   Security Ownership of Management

Under the terms of the Trust Agreement, the Trust’s affairs are managed by the Managing Owner, which has discretionary authority over the Trust’s trading. The Managing Owner’s managing owner interest was valued at $203,136 as of December 31, 2005, 3.38% of the Trust’s total capital.

(c)   Changes in Control

None.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.  Certain Relationships and Related Transactions

See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management.”  The Trust allocated to the Managing Owner $593,517 in brokerage fees and $0 in profit share for the year ended  December 31, 2005. The Managing Owners’ managing owner interest showed an allocation of gain of $19,264 for the year ended December 31, 2005. The Trust is prohibited from making any loans.

Item 14.  Principal Accountant Fees and Services

(1)                                  Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Trust’s financial statements and reviews of the financial statements included in the quarterly reports on Form 10-Q and in connection with the statutory and regulatory filings for the years ended December 31, 2005 and 2004 were approximately $34,300 and $25,000, respectively.

The aggregate fees for professional services rendered by Ernst & Young LLP in connection with their reviews of the financial statements included in the quarterly reports on Form 10-Q and in connection with the statutory and regulatory filings for the year ended December 31, 2004 was approximately $2,667.

(2)                                  Audit-Related Fees

There were no fees for assurance and related services rendered by Deloitte & Touche LLP or Ernst & Young LLP for the years ended December 31, 2005 and 2004.

(3)                                  Tax Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP for tax compliance, advice or planning services rendered by Deloitte & Touche LLP for the benefit of the Trust for the years ended December 31, 2005 and 2004 were approximately $9,000 and $7,179, respectively.

(4)                                  All Other Fees

None.

(5)                                  Pre-Approval Policies

The board of directors of the Managing Owner pre-approves the engagement of the Trust’s auditor for all services to be provided by the auditor.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)   Financial Statements

The following are included with the 2005 Report of Independent Registered Public Accounting Firm, a copy of which is filed herewith as Exhibit 13.01.

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

(a)(3)   Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

13.01	2005 Report of Independent Registered Public Accounting Firm
13.02	2003 Report of Independent Auditors
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Executive Officer
32.3	Section 1350 Certification of Principal Financial Officer

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2006.

THE MILLBURN WORLD RESOURCE TRUST

By:	Millburn Ridgefield Corporation,
Managing Owner

By:	/s/ Harvey Beker
Harvey Beker
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing Owner of the Registrant in the capacities and on the date indicated.

Signature	Title with Managing Owner	Date

/s/ Harvey Beker	Co-Chief	March 30, 2006
Harvey Beker	Executive Officer and Director
(Principal Executive Officer)

/s/ George E. Crapple	Co-Chief Executive	March 30, 2006
George E. Crapple	Officer and Director
(Principal Executive Officer)

/s/ Gregg Buckbinder	Chief Financial and Operating Officer	March 30, 2006
Gregg Buckbinder	(Principal Financial Officer)

/s/ Tod A. Tanis	Vice President	March 30, 2006
Tod A. Tanis	(Principal Accounting Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

Millburn Ridgefield Corporation

Managing Owner of Registrant

March 30, 2006

By	/s/ Harvey Beker
Harvey Beker
Co-Chief Executive Officer

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description

13.01	2005 Report of Independent Registered Public Accounting Firm

13.02	2003 Report of Independent Auditors

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Executive Officer

32.3	Section 1350 Certification of Principal Financial Officer

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