Form 10-Q
period 2006-03-31
MILLBURN WORLD RESOURCE TRUST
filed 2006-05-15
CIK 943487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended: March 31, 2006
                                       or

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

      Yes    [X]       No    [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                          Yes [ ]         No [X]

The Millburn World Resource Trust
Financial statements
For the three months ended March 31, 2006 and 2005 (unaudited)


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


(a) At March 31, 2006 (unaudited) and December 31, 2005
(b) For the three months ended March 31, 2006 and 2005 (unaudited)

ITEM 1. FINANCIAL STATEMENTS

                        THE MILLBURN WORLD RESOURCE TRUST
                        Statements of Financial Condition

                                                            UNAUDITED
                                                             MARCH 31     DECEMBER 31
                                                               2006          2005
                                                            -------------------------
ASSETS

EQUITY IN TRADING ACCOUNTS:
  Investments in U.S. Treasury note - at market value
    (amortized cost $1,979,228 and $2,324,375)              $ 1,975,063   $ 2,320,797
  Net unrealized appreciation on open futures
    and forward currency contracts                              336,662        43,826
  Net unrealized depreciation on open futures contracts              --        (2,030)
  Due from brokers                                              234,336       332,333
  Cash denominated in foreign currencies (cost $48,705
    and $79,292)                                                 48,789        78,108
                                                            -------------------------
      Total equity in trading accounts                        2,594,850     2,773,034

INVESTMENTS IN U.S. TREASURY NOTES - at market value
  (amortized cost $3,325,448 and $2,893,757)                  3,317,606     2,886,966
CASH AND CASH EQUIVALENTS                                       564,827       720,792
ACCRUED INTEREST RECEIVABLE                                      33,170        22,777
                                                            -------------------------
TOTAL                                                       $ 6,510,453   $ 6,403,569
                                                            =========================
LIABILITIES AND TRUST CAPITAL

LIABILITIES:
  Due to brokers                                            $        --   $    60,388
  Accrued expenses                                               40,590        24,428
  Accrued brokerage fees                                         44,827        44,411
  Redemptions payable                                            25,118       260,359
                                                            -------------------------
    Total liabilities                                           110,535       389,586
                                                            -------------------------
TRUST CAPITAL:
  Managing Owner interest                                       228,144       203,136
  Unitholders (5,121.947 and 5,300.162 units outstanding)     6,171,774     5,810,847
                                                            -------------------------
    Total trust capital                                       6,399,918     6,013,983
                                                            -------------------------
TOTAL                                                       $ 6,510,453   $ 6,403,569
                                                            =========================
NET ASSET VALUE PER UNIT OUTSTANDING                        $  1,204.97   $  1,096.35
                                                            =========================

See notes to financial statements

                        CONDENSED SCHEDULE OF INVESTMENTS
                           March 31, 2006 (UNAUDITED)

                                                                  NET UNREALIZED
                                                     % OF TRUST    APPRECIATION/
FUTURES AND FORWARD CURRENCY CONTRACTS                CAPITAL     (DEPRECIATION)
--------------------------------------------------------------------------------
FUTURES CONTRACTS
  Long futures contracts:
    Energies                                            0.04%       $    2,289
    Grains                                             (0.19)          (12,213)
    Interest rates                                     (0.17)          (10,852)
    Metals                                              2.68           171,546
    Softs                                              (0.14)           (9,016)
    Stock indices                                       2.19           140,441
                                                       -----------------------
      Total long futures contracts                      4.41           282,195
                                                       -----------------------
  Short futures contracts:
    Energies                                           (0.13)           (8,089)
    Grains                                             (0.02)           (1,115)
    Interest rates                                      1.59           101,603
    Livestock                                           0.22            14,350
    Metals                                              0.06             3,571
    Softs                                               0.23            14,755
                                                       -----------------------
      Total short futures contracts                     1.95           125,075
                                                       -----------------------
TOTAL INVESTMENTS IN FUTURES
  CONTRACTS-Net                                         6.36           407,270
                                                       -----------------------
FORWARD CURRENCY CONTRACTS
      Total long forward currency contracts            (0.87)          (56,051)
      Total short forward currency contracts           (0.23)          (14,557)
                                                       -----------------------
TOTAL INVESTMENTS IN FUTURES AND
  FORWARD CURRENCY CONTRACTS-Net                       (1.10)          (70,608)
                                                       -----------------------
TOTAL                                                   5.26%       $  336,662
                                                       =======================
                                                                    (Continued)

                        THE MILLBURN WORLD RESOURCE TRUST
                        Condensed Schedule of Investments
                           March 31, 2006 (UNAUDITED)

U.S. TREASURY NOTES

                                                           % OF
                                                           TRUST
 FACE AMOUNT   DESCRIPTION                                CAPITAL       VALUE
-------------------------------------------------------   ----------------------
$  1,560,000   U.S. Treasury notes, 2.500%, 05/31/06       24.29%    $ 1,554,150
   1,175,000   U.S. Treasury notes, 2.375%, 08/15/06       18.20       1,164,719
   1,360,000   U.S. Treasury notes, 2.875%, 11/30/06       20.97       1,342,150
   1,260,000   U.S. Treasury notes, 2.250%, 02/15/07       19.24       1,231,650
                                                          ----------------------
               TOTAL INVESTMENTS IN U.S. TREASURY NOTES
                 (AMORTIZED COST $5,304,676)               82.70%    $ 5,292,669
                                                          ======================
                                                                    (Concluded)
See notes to financial statements

             THE MILLBURN WORLD RESOURCE TRUST
             Condensed Schedule of Investments
                     December 31, 2005

                                                                  NET UNREALIZED
                                                     % OF TRUST    APPRECIATION/
FUTURES AND FORWARD CURRENCY CONTRACTS                CAPITAL     (DEPRECIATION)
--------------------------------------------------------------------------------
FUTURES CONTRACTS
  Long futures contracts:
    Energies                                            0.12%       $    7,440
    Grains                                              0.37            22,408
    Interest rates                                      0.19            11,628
    Livestock                                          (0.06)           (4,000)
    Metals                                              1.84           110,272
    Softs                                               1.34            80,886
    Stock indices                                       0.50            29,984
                                                       -----------------------
      Total long futures contracts                      4.30           258,618
                                                       -----------------------
  Short futures contracts:
    Grains                                             (0.41)          (24,443)
    Interest rates                                      0.47            28,285
    Metals                                              0.04             2,480
    Softs                                              (0.36)          (22,230)
                                                       -----------------------
      Total short futures contracts                    (0.26)          (15,908)
                                                       -----------------------
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net              4.04           242,710
                                                       -----------------------
FORWARD CURRENCY CONTRACTS
      Total long forward currency contracts            (2.54)         (152,675)
      Total short forward currency contracts           (0.80)          (48,239)
                                                       -----------------------
TOTAL INVESTMENTS IN FORWARD CURRENCY
  CONTRACTS-Net                                        (3.34)         (200,914)
                                                       -----------------------
TOTAL                                                   0.70%       $   41,796
                                                       =======================
                                                                    (Continued)

                        THE MILLBURN WORLD RESOURCE TRUST
                        Condensed Schedule of Investments
                                December 31, 2005

U.S. TREASURY NOTES

                                                           % OF
                                                           TRUST
 FACE AMOUNT   DESCRIPTION                                CAPITAL       VALUE
-------------------------------------------------------   ----------------------
$  1,460,000   U.S. Treasury notes, 1.625%, 02/28/06       24.19%     $1,454,525
   1,560,000   U.S. Treasury notes, 2.500%, 05/31/06       25.75       1,548,300
     875,000   U.S. Treasury notes, 2.375%, 08/15/06       14.37         864,063
   1,360,000   U.S. Treasury notes, 2.875%, 11/30/06       22.28       1,340,875
                                                          ----------------------
               TOTAL INVESTMENTS IN U.S. TREASURY NOTES
                 (AMORTIZED COST $5,218,132)               86.59%     $5,207,763
                                                          ======================
                                                                    (Concluded)

See notes to financial statementss

                        THE MILLBURN WORLD RESOURCE TRUST
                      Statements of Operations (UNAUDITED)

                                                         FOR THE THREE MONTHS ENDED
                                                           MARCH 31      MARCH 31
                                                             2006          2005
                                                          ------------------------
INVESTMENT INCOME:
  Interest income                                         $   60,717    $   42,059
                                                          ------------------------
EXPENSES:
  Brokerage fees                                             140,589       168,948
  Administrative expenses                                     16,163         5,488
  Custody fees                                                   180           341
                                                          ------------------------
    Total expenses                                           156,932       174,777
                                                          ------------------------
NET INVESTMENT LOSS                                          (96,215)     (132,718)
                                                          ------------------------
NET REALIZED AND UNREALIZED GAINS (LOSSES):
  Net realized gains (losses) on closed positions:
    Futures and forward currency contracts                   395,813        43,622
    Foreign exchange translation                                  18          (242)
  Net change in unrealized appreciation (depreciation):
    Futures and forward currency contracts                   294,866      (497,031)
    Foreign exchange translation                               1,268        (4,822)
Net losses from U.S. Treasury notes:
  Net change in unrealized depreciation                       (1,638)       (6,394)
                                                          ------------------------
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)             690,327      (464,867)
                                                          ------------------------
NET INCOME (LOSS)                                         $  594,112    $ (597,585)
                                                          ========================
NET INCOME (LOSS) PER UNIT                                $   108.62    $   (80.20)
                                                          ========================

See notes to financial statements

                        THE MILLBURN WORLD RESOURCE TRUS
               Statements of Changes in Trust Capital (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006:

                                  UNITHOLDERS              MANAGING OWNER                   TOTAL
                           ------------------------     --------------------      --------------------------
                              AMOUNT        UNITS         AMOUNT      UNITS          AMOUNT         UNITS
                           ---------------------------------------------------------------------------------
TRUST CAPITAL-
  January 1, 2006          $ 5,810,847    5,300.162     $  203,136        --      $ 6,013,983      5,300.162
Redemptions                   (208,177)    (178.215)            --                   (208,177)      (178.215)
Net income                     569,104                      25,008                    594,112             --
TRUST CAPITAL-
                           ---------------------------------------------------------------------------------
  March 31, 2006           $ 6,171,774    5,121.947     $  228,144        --      $ 6,399,918      5,121.947
                           =================================================================================
NET ASSET VALUE PER UNIT
  OUTSTANDING AT
  MARCH 31, 2006:          $  1,204.97
                           -----------

FOR THE THREE MONTHS ENDED MARCH 31, 2005:

                                  UNITHOLDERS              MANAGING OWNER                   TOTAL
                           ------------------------     --------------------      --------------------------
                              AMOUNT        UNITS         AMOUNT      UNITS          AMOUNT         UNITS
                           ---------------------------------------------------------------------------------
TRUST CAPITAL-
  January 1, 2005          $ 8,261,471    7,635.974     $  183,872        --      $ 8,445,343      7,635.974
Redemptions                   (851,293)    (825.107)            --        --         (851,293)      (825.107)
Net loss                      (587,639)                               (9,946)        (597,585)            --
TRUST CAPITAL-
                           ---------------------------------------------------------------------------------
  March 31, 2005           $ 6,822,539    6,810.867     $  173,926        --      $ 6,996,465      6,810.867
                           =================================================================================
NET ASSET VALUE PER UNIT
  OUTSTANDING AT
  MARCH 31, 2005:          $  1,001.71
                           -----------

See notes to financial statements

                        THE MILLBURN WORLD RESOURCE TRUST
                 Statements of Financial Highlights (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31                               2006           2005
----------------------------------------------------------------------------------------
Net income (loss) from operations:
  Net investment loss                                          $   (18.63)    $   (18.37)
  Net realized and unrealized gains (losses) on
    trading of futures and forward currency contracts              127.55         (60.97)
  Net losses from U.S. Treasury
    obligations                                                     (0.30)         (0.86)
                                                               -------------------------
Net income (loss) per unit                                         108.62         (80.20)

Net asset value per unit,
  beginning of period                                            1,096.35       1,081.91
                                                               -------------------------
Net asset value per unit,
  end of period                                                $ 1,204.97     $ 1,001.71
                                                               =========================

TOTAL RETURN AND RATIOS FOR THE THREE MONTHS ENDED MARCH 31:
                                                                     2006           2005
                                                               -------------------------
Total return:                                                        9.91%         (7.41)%
Ratio of expenses to average net assets (a):                        10.09%          9.37%
Ratio of net investment loss to average net assets (a):             (6.30)%        (7.17)%

(a) Annualized

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of The Millburn World Resource Trust's (the "Trust") financial condition at March 31, 2006 (unaudited) and December 31, 2005 and the results of its operations for the three months ended March 31, 2006 and 2005 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005. The December 31, 2005 information has been derived from the audited financial statements as of December 31, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to Item 1, "Financial Statements". The information contained therein is essential to, and should be read in connection with, the following analysis.

OPERATIONAL OVERVIEW

Due to the nature of the Trust's business, its results of operations depend on Millburn Ridgefield Corporation's (the "Managing Owner") ability to recognize and capitalize on trends and other profit opportunities in different sectors of the global capital and commodity markets. The Managing Owner's trading methods are confidential, so that substantially the only information that can be furnished regarding the Trust's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Trust, and its past performance is not necessarily indicative of future results. The Managing Owner believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Trust has a better likelihood of being profitable than in others.

LIQUIDITY AND CAPITAL RESOURCES

The Trust does not intend to raise any additional capital as it has not, and does not intend to, register additional units for sale. The Trust does not engage in borrowing.

The Trust trades futures and forward contracts on interest rates, commodities, currencies, metals, energies, livestock and stock indices. Due to the nature of the Trust's business, substantially all its assets are represented by cash and United States government obligations, while the Trust maintains its market exposure through open futures and forward contract positions.

The Trust's assets are generally held as cash, cash equivalents or U.S. Government obligations which are used to margin or collateralize the Trust's futures and forward currency positions and are withdrawn, as necessary, to pay redemptions and expenses. Other than potential market-imposed limitations on liquidity, due, for example, to daily price fluctuation limits, which are inherent in the Trust's futures and forward trading, the Trust's assets are highly liquid and are expected to remain so. There have been no material changes with respect to the Trust's critical accounting policies, off-balance sheet arrangements or disclosure of contractual obligations as reported in the Trust's Annual Report on Form 10-K for fiscal year 2005.

RESULTS OF OPERATIONS

During its operations for the three months ending March 31, 2006, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

Due to the nature of the Trust's trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

                              TOTAL TRUST
MONTH ENDING:                   CAPITAL
-----------------------------------------
March 31, 2006                $ 6,399,918
December 31, 2005               6,013,983

-----------------------------------------
       Period ended March 31, 2006
-----------------------------------------

                             THREE MONTHS
                             ------------
Change in Trust Capital      $    385,935
Percent Change                       6.42%

THREE MONTHS ENDED MARCH 31, 2006

The increase in the Trust's net assets of $385,935 during the three months ended March 31, 2006 was attributable to net income of $594,112 which was partially offset by redemptions of $208,177.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage fees for the three months ended March 31, 2006 decreased $28,359 relative to the corresponding period in 2005.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the three months ended March 31, 2006 increased $18,658 relative to the corresponding period in 2005. This increase was mainly attributable to an increase in short-term Treasury yields, which was partially offset by a reduction in the Trust's cash and U.S. Treasury investments as a result of redemptions.

The Trust experienced net realized and unrealized gains of $690,327 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $140,589, administrative expenses of $16,163 and custody fees of $180 were incurred. Interest income of $60,717 partially offset the Trust's expenses, resulting in net income of $594,112. An analysis of the trading gain (loss) by sector is as follows:

                       % GAIN
       SECTOR          (LOSS)
-----------------------------
Currencies             -2.43%
Energies               -0.03%
Grains                 -0.61%
Interest Rates          2.25%
Livestock               0.06%
Metals                  5.93%
Softs                   0.77%
Stock Indices           4.70%
                       ------
TOTAL                  10.64%

The Trust's NAV per unit advanced 9.91% for the three months ended March 31, 2006. Strong economic conditions worldwide supported gains from trading futures in stock indices, metals, and interest rates. Among soft commodities, trading of sugar futures was profitable. On the other hand, currency and grain trading were not profitable, while energy trading had no significant impact on NAV.

Long positions in U.S., European, Asian, and South African stock index futures were profitable. Broad-based growth, encompassing the emerging markets--led by China and India--the U.S., Europe, and even Japan encouraged investors worldwide.

This buoyant economic environment was supportive of industrial and precious metals prices also. Precious metals were underpinned as well by persistent and widespread money supply growth, political uncertainties (for example, the Iranian situation), reports that a silver exchange-traded fund was about to begin trading, and rising demand from countries such as India and China where wealth is often held via gold hoarding. As a result long positions in gold, silver, platinum, copper, aluminum, lead and zinc registered profits.

Favorable economic reports from the U.S., Europe, and Asia, concerns about the potential for an up tick in inflation and expectations that additional official interest rate increases were still in the offing contributed to a global rise in interest rates across the yield curve. Hence, profits were recorded on short positions in U.S., German and Japanese notes and bonds. Short positions in dollar, euro and sterling short-term interest rate futures were also profitable.

A long sugar position benefited from a strong sugar price gain early in the quarter that resulted from weather related crop shortages in Brazil and Asia.

Currency trading was unprofitable as exchange rates displayed non-directional volatility during the quarter. In general, long dollar positions lost money and carry trades--borrowing and selling low interest rate currencies to buy and invest in high interest rate currencies--which had been quite profitable, were unwound suddenly and substantially, also producing losses.

Energy prices were volatile, with crude prices edging up somewhat on balance, while product prices and natural gas declined. Losses from trading unleaded gasoline and heating oil were offset by gains from a short natural gas position, and long positions in crude oil and kerosene and gasoline traded on the Tokyo Commodity Exchange.

Trading of grains was unprofitable, and trading of livestock was marginally profitable.

                                   TOTAL TRUST
AS OF:                               CAPITAL
----------------------------------------------
March 31, 2005                      $6,996,465
December 31, 2004                    8,445,343

----------------------------------------------
              Period ended March 31, 2005
----------------------------------------------
                                  THREE MONTHS
                                  ------------
Change in Trust Capital            $(1,448,878)
Percent Change                          -17.16%

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

The Trust experienced net realized and unrealized losses of $464,867 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $168,948, administrative expenses of $5,488 and custody fees of $341 were incurred. Interest income of $42,059 partially offset the Trust's expenses, resulting in net loss of $597,585. An analysis of the trading gain (loss) by sector is as follows:

                       % GAIN
       SECTOR          (LOSS)
-----------------------------
Currencies             -5.37%
Energies                1.82%
Grains                 -1.77%
Interest Rates          0.63%
Livestock              -0.21%
Metals                  0.12%
Softs                  -0.02%
Stock Indices          -0.82%
                       ------
TOTAL                  -5.62%

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

Energy prices were quite volatile but maintained an upward momentum during the quarter. Consequently, long crude, heating oil, kerosene, and London gas oil positions were profitable. Natural gas trading, on the other hand, produced a small loss.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings - None

ITEM 1A. Risk Factors.
There are no material changes from risk factors as previously disclosed in Form 10-K, filed March 31, 2006.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(e) Pursuant to the Trust's Declaration of Trust and Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended March 31, 2006:

DATE OF                      UNITS              NAV PER
REDEMPTION                 REDEEMED               UNIT
--------------------------------------------------------
January 31, 2006             34.773           $ 1,186.91
February 28, 2006           122.597             1,156.53
March 31, 2006               20.845             1,204.97
                           --------
TOTAL                       178.215
                           ========

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

By: Millburn Ridgefield Corporation,
Managing Owner
Date: May 15, 2006

                             /s/ Tod A. Tanis
                             ----------------
                             Tod A. Tanis
                             Vice-President
                             (principal accounting officer)