Form 10-Q
period 2006-06-30
MILLBURN WORLD RESOURCE TRUST
filed 2006-08-14
CIK 943487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended: June 30, 2006
                                       or

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

The Millburn World Resource Trust
Financial statements

For the three and six months ended June 30, 2006 and 2005 (unaudited)

Statements of Financial Condition (a)                             1
Condensed Schedules of Investments (a)                            2
Statements of Operations (b)                                      6
Statements of Changes in Trust Capital (c)                        8
Statements of Financial Highlights (b)                           10
Notes to the Financial Statements (unaudited)                    12

(a) At June 30, 2006 (unaudited) and December 31, 2005
(b) For the three and six months ended June 30, 2006 and 2005 (unaudited)
(c) For the six months ended June 30, 2006 and 2005 (unaudited)

ITEM 1. FINANCIAL STATEMENTS

                  THE MILLBURN WORLD RESOURCE TRUST
                  Statements of Financial Condition

                                                              UNAUDITED
                                                               JUNE 30        DECEMBER 31
                                                                 2006             2005
                                                             -----------------------------
ASSETS
EQUITY IN TRADING ACCOUNTS:
  Investments in U.S. Treasury notes -- at market value
    (amortized cost $2,172,711 and $2,324,375)               $  2,166,003     $  2,320,797
  Net unrealized appreciation on open futures
    and forward currency contracts                                159,432           43,826
  Net unrealized depreciation on open futures contracts            (6,060)          (2,030)
  Due from brokers                                                438,718          332,333
  Cash denominated in foreign currencies (cost $0
    and $79,292)                                                       --           78,108
                                                             -----------------------------
      Total equity in trading accounts                          2,758,093        2,773,034

INVESTMENTS IN U.S. TREASURY NOTES -- at market value
    (amortized cost $2,436,777 and $2,893,757)                  2,430,769        2,886,966
CASH AND CASH EQUIVALENTS                                         209,706          720,792
ACCRUED INTEREST RECEIVABLE                                        28,390           22,777
                                                             -----------------------------
TOTAL                                                        $  5,426,958     $  6,403,569
                                                             =============================
LIABILITIES AND TRUST CAPITAL

LIABILITIES:
  Due to brokers                                             $     33,613     $     60,388
  Accrued expenses                                                  1,408           24,428
  Accrued brokerage fees                                           36,065           44,411
  Redemptions payable                                              94,554          260,359
                                                             -----------------------------
    Total liabilities                                             165,640          389,586
                                                             -----------------------------
TRUST CAPITAL:
  Managing Owner interest                                         220,630          203,136
  Unitholders (4,419.255 and 5,300.162 units outstanding)       5,040,688        5,810,847
                                                             -----------------------------
    Total trust capital                                         5,261,318        6,013,983
                                                             -----------------------------
TOTAL                                                        $  5,426,958     $  6,403,569
                                                             =============================
NET ASSET VALUE PER UNIT OUTSTANDING                         $   1,140.62     $   1,096.35
                                                             =============================

See notes to financial statements

                        THE MILLBURN WORLD RESOURCE TRUST
                        Condensed Schedule of Investments
                            June 30, 2006 (UNAUDITED)

                                                                  NET UNREALIZED
                                                     % OF TRUST    APPRECIATION
FUTURES AND FORWARD CURRENCY CONTRACTS                CAPITAL     (DEPRECIATION)
--------------------------------------------------------------------------------
FUTURES CONTRACTS
  Long futures contracts:
    Energies                                            0.48%     $     24,992
    Grains                                              0.43            22,400
    Metals                                             (0.03)           (1,818)
    Softs                                               0.01               638
    Stock indices                                       0.78            41,525
                                                     -------------------------
      Total long futures contracts                      1.67            87,737
                                                     -------------------------
  Short futures contracts:
    Energies                                            0.03             1,760
    Grains                                             (0.23)          (11,862)
    Interest rates                                      2.68           140,908
    Livestock                                          (0.16)           (8,520)
    Metals                                             (0.11)           (5,915)
    Softs                                               0.02               848
    Stock indices                                      (0.14)           (7,419)
                                                     -------------------------
      Total short futures contracts                     2.09           109,800
                                                     -------------------------
TOTAL INVESTMENTS IN FUTURES
  CONTRACTS-Net                                         3.76           197,537
                                                     -------------------------
FORWARD CURRENCY CONTRACTS
      Total long forward currency contracts            (0.80)          (42,242)
      Total short forward currency contracts           (0.04)           (1,923)
                                                     -------------------------
TOTAL INVESTMENTS IN FUTURES AND
  FORWARD CURRENCY CONTRACTS-Net                       (0.84)          (44,165)
                                                     -------------------------
TOTAL                                                   2.92%     $    153,372
                                                     =========================
                                                                   (Continued)

                        THE MILLBURN WORLD RESOURCE TRUST
                        Condensed Schedule of Investments
                            June 30, 2006 (UNAUDITED)

U.S. TREASURY NOTES

                                                         % OF TRUST
FACE AMOUNT     DESCRIPTION                                CAPITAL      VALUE
--------------------------------------------------------------------------------
$ 1,115,000   U.S. Treasury notes, 2.375%, 08/15/06         21.13%   $ 1,111,516
  1,300,000   U.S. Treasury notes, 2.875%, 11/30/06         24.46      1,287,000
  1,420,000   U.S. Treasury notes, 2.250%, 02/15/07         26.48      1,393,375
    820,000   U.S. Treasury notes, 3.125%, 05/15/07         15.30        804,881
                                                         -----------------------
              TOTAL INVESTMENTS IN U.S. TREASURY NOTES
                (AMORTIZED COST $4,609,488)                 87.37%   $ 4,596,772
                                                         =======================
                                                                     (Concluded)

See notes to financial statements

                        THE MILLBURN WORLD RESOURCE TRUST
                        Condensed Schedule of Investments
                                December 31, 2005

                                                                  NET UNREALIZED
                                                    % OF TRUST     APPRECIATION
FUTURES AND FORWARD CURRENCY CONTRACTS               CAPITAL      (DEPRECIATION)
--------------------------------------------------------------------------------
FUTURES CONTRACTS
  Long futures contracts:
    Energies                                           0.12%        $   7,440
    Grains                                             0.37            22,408
    Interest rates                                     0.19            11,628
    Livestock                                         (0.06)           (4,000)
    Metals                                             1.84           110,272
    Softs                                              1.34            80,886
    Stock indices                                      0.50            29,984
                                                    -------------------------
      Total long futures contracts                     4.30           258,618
                                                    -------------------------
  Short futures contracts:
    Grains                                            (0.41)          (24,443)
    Interest rates                                     0.47            28,285
    Metals                                             0.04             2,480
    Softs                                             (0.36)          (22,230)
                                                    -------------------------
      Total short futures contracts                   (0.26)          (15,908)
                                                    -------------------------
TOTAL INVESTMENTS IN FUTURES CONTRACTS-Net             4.04           242,710
                                                    -------------------------
FORWARD CURRENCY CONTRACTS
      Total long forward currency contracts           (2.54)         (152,675)
      Total short forward currency contracts          (0.80)          (48,239)
                                                    -------------------------
TOTAL INVESTMENTS IN FORWARD CURRENCY
  CONTRACTS-Net                                       (3.34)         (200,914)
                                                    -------------------------
TOTAL                                                  0.70%        $  41,796
                                                    =========================
                                                                   (Continued)

                        THE MILLBURN WORLD RESOURCE TRUST
                        Condensed Schedule of Investments
                                December 31, 2005

U.S. TREASURY NOTES

                                                         % OF TRUST
FACE AMOUNT     DESCRIPTION                                CAPITAL      VALUE
--------------------------------------------------------------------------------
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
                                                         ======================
                                                                     (Concluded)

See notes to financial statements

                        THE MILLBURN WORLD RESOURCE TRUST
                      Statements of Operations (UNAUDITED)

                                                      FOR THE THREE MONTHS ENDED
                                                        JUNE 30       JUNE 30
                                                          2006          2005
                                                      --------------------------
INVESTMENT INCOME:
  Interest income                                      $  64,591     $  43,981
                                                       -----------------------
EXPENSES:
  Brokerage fees                                         131,270       145,487
  Administrative expenses                                 15,137         5,487
  Custody fees                                               208           267
                                                       -----------------------
    Total expenses                                       146,615       151,241
                                                       -----------------------
NET INVESTMENT LOSS                                      (82,024)     (107,260)
                                                       -----------------------
NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
  Futures and forward currency contracts                  (8,457)     (393,843)
  Foreign exchange translation                            (6,992)       (2,280)
Net change in unrealized appreciation (depreciation):
  Futures and forward currency contracts                (183,290)      524,001
  Foreign exchange translation                              (453)        1,949
Net gains (losses) from U.S. Treasury notes:
  Net change in unrealized depreciation                     (709)        6,173
                                                       -----------------------
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)        (199,901)      136,000
                                                       -----------------------
NET INCOME (LOSS)                                      $(281,925)    $  28,740
                                                       =======================
NET INCOME (LOSS) PER UNIT                             $  (64.35)    $    6.78
                                                       =======================

See notes to financial statements

                        THE MILLBURN WORLD RESOURCE TRUST
                      Statements of Operations (UNAUDITED)

                                                        FOR THE SIX MONTHS ENDED
                                                         JUNE 30       JUNE 30
                                                           2006          2005
                                                        ------------------------
INVESTMENT INCOME:
  Interest income                                       $ 125,308     $  86,040
                                                        -----------------------
EXPENSES:
  Brokerage fees                                          271,859       314,435
  Administrative expenses                                  31,300        10,975
  Custody fees                                                388           608
                                                        -----------------------
    Total expenses                                        303,547       326,018
                                                        -----------------------
NET INVESTMENT LOSS                                      (178,239)     (239,978)
                                                        -----------------------
NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) on closed positions:
  Futures and forward currency contracts                  387,356      (350,221)
  Foreign exchange translation                             (6,974)       (2,522)
Net change in unrealized appreciation (depreciation):
  Futures and forward currency contracts                  111,576        26,970
  Foreign exchange translation                                815        (2,873)
Net losses from U.S. Treasury notes:
  Net change in unrealized depreciation                    (2,347)         (221)
                                                        -----------------------
TOTAL NET REALIZED AND UNREALIZED GAINS (LOSSES)          490,426      (328,867)
                                                        -----------------------
NET INCOME (LOSS)                                       $ 312,187     $(568,845)
                                                        =======================
NET INCOME (LOSS) PER UNIT                              $   44.27     $  (73.42)
                                                        =======================

See notes to financial statements

                        THE MILLBURN WORLD RESOURCE TRUST
               Statements of Changes in Trust Capital (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2006:

                                                 UNITHOLDERS                 MANAGING OWNER                    TOTAL
                                          --------------------------    -------------------------    --------------------------
                                             AMOUNT          UNITS        AMOUNT          UNITS         AMOUNT         UNITS
                                          -------------------------------------------------------------------------------------
TRUST CAPITAL-
  January 1, 2006                         $ 5,810,847      5,300.162    $  203,136             --    $ 6,013,983      5,300.162
Redemptions                                (1,064,852)      (880.907)           --                    (1,064,852)      (880.907)
Net income                                    294,693                       17,494                       312,187             --
                                          -------------------------------------------------------------------------------------
TRUST CAPITAL-
  June 30, 2006                           $ 5,040,688      4,419.255    $  220,630             --    $ 5,261,318      4,419.255
                                          =====================================================================================
NET ASSET VALUE PER UNIT OUTSTANDING
  AT JUNE 30, 2006:                       $  1,140.62
                                          -----------

FOR THE SIX MONTHS ENDED JUNE 30, 2005:

                                                 UNITHOLDERS                 MANAGING OWNER                    TOTAL
                                          --------------------------    -------------------------    --------------------------
                                             AMOUNT          UNITS        AMOUNT          UNITS         AMOUNT         UNITS
                                          -------------------------------------------------------------------------------------
TRUST CAPITAL-
  January 1, 2005                         $ 8,261,471      7,635.974    $  183,872             --    $ 8,445,343      7,635.974
Redemptions                                (1,392,676)    (1,384.126)           --             --     (1,392,676)    (1,384.126)
Net loss                                     (563,900)                      (4,945)                     (568,845)            --
                                          -------------------------------------------------------------------------------------
TRUST CAPITAL-
  June 30, 2005                           $ 6,304,895      6,251.848    $  178,927             --    $ 6,483,822      6,251.848
                                          =====================================================================================
NET ASSET VALUE PER UNIT OUTSTANDING
  AT JUNE 30, 2005:                       $  1,008.49
                                          -----------

See notes to financial statements

                        THE MILLBURN WORLD RESOURCE TRUST
                 Statements of Financial Highlights (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30                        2006          2005
------------------------------------------------------------------------------
Net income (loss) from operations:
  Net investment loss                                  $   (17.39)   $  (16.45)
  Net realized and unrealized gains (losses) on
    trading of futures and forward currency contracts      (46.82)       22.31
  Net gains (losses) from U.S. Treasury
    obligations                                             (0.14)        0.92
                                                       -----------------------
  Net income (loss) per unit                               (64.35)        6.78
Net asset value per unit,
  beginning of period                                    1,204.97     1,001.71
                                                       -----------------------
Net asset value per unit,
  end of period                                        $ 1,140.62    $1,008.49
                                                       =======================

TOTAL RETURN AND RATIOS FOR THE THREE MONTHS ENDED JUNE 30:

                                                          2006          2005
                                                       -----------------------
Total return:                                               (5.34)%       0.68%
Ratio of expenses to average net assets (a):                10.09%        9.42%
Ratio of net investment loss to average net assets (a):     (5.79)%      (6.74)%

(a) Annualized

See notes to financial statements

                        THE MILLBURN WORLD RESOURCE TRUST
                 Statements of Financial Highlights (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30:                              2006          2005
-----------------------------------------------------------------------------------
Net income (loss) from operations:
  Net investment loss                                       $  (36.09)    $  (34.93)
  Net realized and unrealized gains (losses) on
    trading of futures and forward currency contracts           80.81        (38.46)
  Net losses from U.S. Treasury
    obligations                                                 (0.45)        (0.03)
                                                            -----------------------
  Net income (loss) per unit                                    44.27        (73.42)
Net asset value per unit,
  beginning of period                                        1,096.35      1,081.91
                                                            -----------------------
Net asset value per unit,
  end of period                                             $1,140.62     $1,008.49
                                                            =======================

TOTAL RETURN AND RATIOS FOR THE SIX MONTHS ENDED JUNE 30:
                                                                 2006          2005
                                                            -----------------------
Total return:                                                    4.04%        (6.79)%
Ratio of expenses to average net assets (a):                    10.09%         9.39%
Ratio of net investment loss to average net assets (a):         (6.05)%       (6.97)%

(a) Annualized

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS (unaudited)

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of The Millburn World Resource Trust's (the "Trust") financial condition at June 30, 2006 (unaudited) and December 31, 2005 and the unaudited results of its operations for the three and six months ended June 30, 2006 and 2005. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Trust's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005. The December 31, 2005 information has been derived from the audited financial statements as of December 31, 2005.

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

RESULTS OF OPERATIONS

During its operations for the three and six months ending June 30, 2006, the Trust experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Managing Owner.

Due to the nature of the Trust's trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

                              TOTAL TRUST
MONTH ENDING:                   CAPITAL
-----------------------------------------
June 30, 2006                 $ 5,261,318
March 31, 2006                  6,399,918
December 31, 2005               6,013,983

                   Periods ended June 30, 2006
                   ---------------------------
                              THREE MONTHS     SIX MONTHS
                              ---------------------------
Change in Trust Capital       $(1,138,600)     $(752,665)
Percent Change                     -17.79%        -12.52%

THREE MONTHS ENDED JUNE 30, 2006

The decrease in the Trust's net assets of $1,138,600 during the three months ended June 30, 2006 was attributable to net loss of $281,925 and redemptions of $856,675.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage fees for the three months ended June 30, 2006 decreased $14,217 relative to the corresponding period in 2005.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the three months ended June 30, 2006 increased $20,610 relative to the corresponding period in 2005. This increase was mainly attributable to an increase in short-term Treasury yields, which was partially offset by a reduction in the Trust's cash and U.S. Treasury investments as a result of redemptions.

The Trust experienced net realized and unrealized losses of $199,901 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $131,270, administrative expenses of $15,137 and custody fees of $208 were incurred. Interest income of $64,591 partially offset the Trust's expenses, resulting in net loss of $281,925. An analysis of the trading gain (loss) by sector is as follows:

Currencies                     -3.04%
Energies                        0.08%
Grains                         -1.00%
Interest Rates                  2.91%
Livestock                      -1.40%
Metals                          3.81%
Softs                          -0.37%
Stock Indices                  -4.83%
                               -----
TRADING GAIN/(LOSS)            -3.84%

SIX MONTHS ENDED JUNE 30, 2006

The decrease in the Trust's net assets of $752,665 during the six months ended June 30, 2006 was attributable to redemptions of $1,064,852 which was partially offset by net income of $312,187.

Brokerage fees are calculated on the net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage fees for the six months ended June 30, 2006 decreased $42,576 relative to the corresponding period in 2005.

Interest income is derived from cash and U.S. Treasury instruments held at the Trust's brokers and custodian. Interest income for the six months ended June 30, 2006 increased $39,268 relative to the corresponding period in 2005. This increase was mainly attributable to an increase in short-term Treasury yields, which was partially offset by a reduction in the Trust's cash and U.S. Treasury investments as a result of redemptions.

The Trust experienced net realized and unrealized gains of $490,426 from its trading operations (including foreign exchange translations and Treasury obligations). Brokerage fees of $271,859, administrative expenses of $31,300 and custody fees of $388 were incurred. Interest income of $125,308 partially offset the Trust's expenses, resulting in net income of $312,187. An analysis of the trading gain (loss) by sector is as follows:

Currencies                     -5.95%
Energies                        0.05%
Grains                         -1.60%
Interest Rates                  5.23%
Livestock                      -1.34%
Metals                          9.97%
Softs                           0.40%
Stock Indices                  -0.36%
                               -----
TRADING GAIN/(LOSS)             6.40%

MANAGEMENT DISCUSSION - 2006

Three Months Ended June 30, 2006

The Trust's net asset value per unit declined 5.34% for the three months ended June 30, 2006. Trading of equity futures and dollar foreign exchange positions were particularly unprofitable, and to a lesser extent so was trading of agricultural commodities. Gains from trading interest rate and metal futures partially offset losses in these sectors.

Long positions in equity futures worldwide were profitable during April. However, an abrupt change in market dynamics occurred in early May. Worries about the impacts of Central Bank tightening around the globe and of high commodity prices on global growth triggered a broad based equities sell off. As a result 17 of the 19 equity futures traded in the portfolio generated losses during the second quarter and the remaining two equity futures were essentially flat. Equity futures for the U.S., Europe, and the Far East produced negative results. The swift attitude reversal was aggravated by a generalized effort on the part of investors and speculators to take profits and reduce risk positions as Central Banks worldwide increasingly restricted liquidity. Hence, by the end of the quarter most long equity positions had been closed, reduced significantly or reversed to short positions.

Currency trading was unprofitable in the second quarter. Tightening of monetary policies around the globe, uncertainty about growth prospects, especially for the U.S., and China, the ebb and flow of worries about global inflation; and escalating tensions in the Middle East and Korea kept market participants from setting persistent trends for the major currencies. Non-dollar cross rates also failed to display sustained trends. At the start of April, the Trust was generally long the dollar versus Europe and Japan, and short the dollar against a variety of high yielding developing country currencies. By the end of the quarter, most of those positions had produced losses and had been reduced, closed, or reversed.

The rising interest rate environment did produce gains from interest rate futures trading. Short positions in long term and short term interest rate futures for the U.S., Canada, Europe, the United Kingdom and Australia were profitable.

For most of the quarter, industrial metals prices were underpinned by solid, though perhaps slowing, worldwide growth. Moreover, tight supply situations were highlighted by declining London Metal Exchange inventories and various production disruptions. Precious metals prices gained as Middle Eastern and Korean tensions encouraged safe haven buying. A weaker dollar and persistent inflation worries also underpinned speculative buying of both precious and industrial metals.

In the energy complex, prices of crude and products were volatile at high levels and rose somewhat on balance, producing small gains from long positions. Trading of natural gas, on the other hand, was somewhat unprofitable.

Prices of agricultural commodities were volatile, and fractional losses were registered in trading of grains, and softs. Short livestock positions produced losses when cattle and hog prices advanced, especially in the wake of news of a planned reopening of the Japanese beef market which has been closed for some time because of BSE-related concerns (mad cow disease).

Three Months Ended March 31, 2006

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

                                TOTAL TRUST
MONTH ENDING:                      CAPITAL
-------------------------------------------
June 30, 2005                    $6,483,822
March 31, 2005                    6,996,465
December 31, 2004                 8,445,343

                 Periods ended June 30, 2005
                 ---------------------------
                                   THREE             SIX
                                   MONTHS           MONTHS
                                 ---------------------------
Change in Trust Capital          $(512,643)      $(1,961,521)
Percent Change                       -7.33%           -23.23%

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

Sector            % Gain (Loss)
------            -------------
Currencies             (0.08)%
Energies               (0.85)%
Grains                 (1.00)%
Interest rates          6.85%
Livestock              (0.20)%
Metals                 (1.18)%
Softs                  (0.96)%
Stock indices          (0.27)%
                  -------------
Total                   2.31%

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

Sector            % Gain (Loss)
------            -------------
Currencies             (5.63)%
Energies                0.95%
Grains                 (2.75)%
Interest rates          7.52%
Livestock              (0.41)%
Metals                 (1.06)%
Softs                  (0.98)%
Stock indices          (1.09)%
                  -------------
Total                  (3.45)%

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

PART II. OTHER INFORMATION

ITEM I. Legal Proceedings - None

ITEM 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in Form 10-K, filed March 31,2006.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(e) Pursuant to the Trust's Declaration of Trust and Trust Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the three months ended June 30, 2006:

DATE OF
REDEMPTION                    UNITS REDEEMED     NAV PER UNIT
-------------------------------------------------------------
April 30, 2006                       321.031      $1,269.37
May 31, 2006                         298.765       1,186.94
June 30, 2006                         82.896       1,140.62
                              --------------
TOTAL                                702.692
                              ==============

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

Date: August 14, 2006

                               /s/ Tod A. Tanis
                               ----------------
                               Tod A. Tanis
                               Vice-President
                               (principal accounting officer)